Form 10-Q
period 1996-03-31
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1996-05-14
CIK 740892

- - --------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                       ----------------------------------

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .
                               ------    -------

                        Commission File Number: 0-11586

                       ----------------------------------
                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-0350710
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                               810 Lombard Street
                        Philadelphia, Pennsylvania 19147
                    (Address of principal executive offices)

                                 (215) 923-6850
               (Registrant's telephone number including area code)

             ------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---    ---

As of May 13, 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.

- - --------------------------------------------------------------------------------
                                                              Page 1 of 10 pages
                                                      Exhibit Index is on Page 9

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                      INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets:
                  March 31, 1996 and December 31, 1995                        2

                  Consolidated Statements of Loss:
                  Three Months Ended March 31, 1996 and 1995                  3

                  Consolidated Statements of Accumulated Deficit:
                  Three Months Ended March 31, 1996 and 1995                  4

                  Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 1996 and 1995                  5

                  Note to Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                         7

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                           8

Item 6.           Exhibits and Reports on Form 8-K                            8

Signatures

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

- - ------------------------------------------------------------------------------------------

                                     Assets

                                                                Unaudited
                                                                MARCH, 31      DECEMBER 31,
                                                                  1996            1995
                                                              ------------    ------------
Current assets
   Cash                                                       $     75,692    $     84,156
   Accounts receivable (net of allowance for doubtful
      accounts of $6,000 at 3/31/96 and 12/31/95)                   19,028          21,013
   Note Receivable                                                  20,000          20,000
   Inventory                                                        67,309          70,084
   Prepaid expenses and other current assets                        11,574          13,819
                                                              ------------    ------------
           Total current assets                                    193,603         209,072

Property, equipment, furniture and leaseholds, net
   of accumulated depreciation and amortization                     23,676          25,011
Deposits                                                             8,431           8,431
                                                              ------------    ------------

               Total assets                                   $    225,710    $    242,514
                                                              ============    ============

                      Liabilities and Shareholders' Deficit

Current liabilities
   Note payable                                               $    638,900    $    654,900
   Accounts payable and accrued expenses                         2,100,083       1,981,066
   Proceeds for bonds unissued                                     187,000         187,000
   Proceeds from common stock unissued                             462,761         462,761
                                                              ------------    ------------
           Total current liabilities                             3,388,744       3,285,727
                                                              ------------    ------------

Shareholders' deficit
   Common stock - $.005 par value, 50,000,000
      shares authorized  12,760,140 shares
      issued and outstanding                                        63,801          63,801
    Capital in excess of par value                               7,632,047       7,632,047
    Accumulated deficit                                        (10,858,882)    (10,739,061)
                                                              ------------    ------------
           Total shareholders' deficit                          (3,163,034)     (3,043,213)
                                                              ------------    ------------

             Total liabilities and
                  shareholders' deficit                       $    225,710    $    242,514
                                                              ============    ============
- - ------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

- - --------------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                                 1996        1995
                                              ---------    ---------
Revenue
   Sale of medical devices                    $  17,516    $  10,595
                                              ---------    ---------
Direct expenses
   Costs of goods - medical devices               3,055        6,977
                                              ---------    ---------
Gross profit                                     14,461        3,618
                                              ---------    ---------
Other expenses
   Expenses of development stage subsidiary
      Professional fees                          23,621       41,485
      Research and development costs                  0        1,384
      Other development stage expenses           90,447      115,853
                                              ---------    ---------
        Total expenses of development
             stage subsidiary                   114,068      158,722

   General and administrative expenses           20,289       43,447
                                              ---------    ---------

           Total other expenses                 134,357      202,169
                                              ---------    ---------
Investment and other income (expense)
   Investment income                                  -          159
   Other income                                      75        5,181
                                              ---------    ---------

           Total other income                        75        5,340
                                              ---------    ---------

Net loss                                      $(119,821)   $(193,211)
                                              =========    =========

Loss per common share outstanding             $  (.0087)   $  (.0151)
                                              =========    =========
- - --------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                   (UNAUDITED)

- - --------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        1996            1995
                                                   ------------    ------------
BALANCE - BEGINNING OF THE PERIOD                  $(10,739,061)   $(10,282,226)


      NET LOSS FOR THE PERIOD                          (119,821)       (193,211)
                                                   ------------    ------------


BALANCE - END OF THE PERIOD                        $(10,858,882)   $(10,475,437)
                                                   ============    ============
- - --------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

- - -------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   1996             1995
                                                                ---------         ---------
Cash flows from operating activities
   Net loss                                                     $(119,821)        $(193,211)
                                                                ---------         ---------
   Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                 1,335             1,384
      Change in
        Accounts receivable                                         1,985            (6,689)
        Inventory                                                   2,775               914
        Prepaid expenses and other current assets                   2,245             2,813
        Accounts payable and accrued expenses                     109,017            87,406
                                                                ---------         ---------
      Total adjustments                                           117,357            85,828
                                                                ---------         ---------

   Net cash used in operating activities                           (2,464)         (107,383)
                                                                ---------         ---------

Cash flows from investing activities
   Capital expenditures                                              (-)            (21,918)
                                                                ---------         ---------
      Net cash used in investing activities                          (-)            (21,918)
                                                                ---------         ---------

Cash flows from financing activities
   Proceeds from issuance of notes payable                            -                 -
   Principal payments of notes payable                             (6,000)              -
   Proceeds for common stock unissued                                 -               1,600
   Proceeds from issuance of Preferred Stock
     of consolidated subsidiary                                       -                 -
                                                                ---------         ---------
        Net cash provided by financing activities                   6,000             1,600
                                                                ---------         ---------

Net increase (decrease)  in cash and cash equivalents              (8,464)         (127,701)
Cash and cash equivalents, beginning                               84,156           174,374
                                                                ---------         ---------

Cash and cash equivalents, ending                               $  75,692         $  46,673
                                                                =========         =========
- - -------------------------------------------------------------------------------------------

   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

- - --------------------------------------------------------------------------------


Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

- - --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   The Company is essentially a holding company. Except for certain management services provided to Biosonics, Inc. ("Biosonics"), a subsidiary of the Company, the Company presently conducts no business of its own. Aside from the officer's salary and certain overhead expenses, substantially all of the consolidated results of operations relate to the operations of Biosonics.

   As a holding company, the Company does not have any substantial assets other than common stock of Biosonics.

   Biosonics' primary source of funds to date has been proceeds from the sale of its securities, investment income on such proceeds and loans. Biosonics will require additional funds in the immediate future to continue its operations. Biosonics may receive a portion of such funds from sales of the SALITRON System. Biosonics is considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions and research and development partnership financing. Biosonics has engaged a consultant to find an underwriter to conduct a secondary offering of its Common Stock. There is no assurance that any such offering or other financing will be completed. In addition, Biosonics may consider a merger with another entity or the sale of various assets to obtain funding.

   Biosonics does not have any material commitments for capital expenditures, although Biosonics may make capital expenditures during 1996 or in connection with the manufacture of the SALITRON and CYSTOTRON System, if funds are available. The extent of the development or testing, if any, of Biosonics' other devices will depend on the availability of funds.

Results of Operations

   Biosonics' development stage expenses for the three months ended March 31, 1996 ($114,068 ) were lower than those for the comparable periods of the prior year ($158,722 ) due to a decrease in funds being spent on advertising and training of tele-marketers relating to the discontinuation of Biosonics's marketing program. Biosonics' professional fees for the three months ended March 31, 1996 ($23,621 ) were lower than those for the comparable period of the prior year ($41,485 ) due to office staff performing daily accounting procedures and current filing requirements with the SEC. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. Biosonics' sales for the three months ended March 31, 1996 were $17,516 as compared to $10,595 for the same periods of the prior year. These increases in sales resulted primarily from a change in Biosonics' approach to marketing its SALITRON System.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              Henry Brenman filed a lawsuit against Biosonics and Jack Paller, on March 6, 1996, in the United States District Court for the Eastern District of Pennsylvania, Docket No. 96-CV-1755. In the lawsuit, Mr. Brenman claimed that Biosonics and Mr. Paller were obligated to provide Mr. Brenman with documentation releasing the restriction on the transfer of Mr. Brenman's shares under Rule 144 promulgated under the Securities Act of 1933. Mr. Brenman also asserted that he had suffered a monetary loss as a result and sought damages in excess of $50,000. The lawsuit provided no documentation to support any loss suffered by Mr. Brenman This matter was settled by the parties and the lawsuit was dismissed by the court on May 9, 1996. Neither Biosonics nor Mr. Paller incurred any obligations or liabilities in connection with the settlement.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits:
              None.

      (b)     Reports on Form 8-K:
              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                       INTERNATIONAL MANAGEMENT &
                                       RESEARCH CORPORATION

Date:   May 13, 1996                   By: /s/ Jack Paller
                                       --------------------------------------
                                       Jack Paller, President, Chairman
                                       (Principal Executive Officer), Principal
                                       Financial Officer and Principal
                                       Accounting Officer