Form 10-Q
period 1996-06-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1996-08-19
CIK 740892

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

                             ---------------------

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.


                        Commission File Number:  0-11586

                             ---------------------
                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                    23-0350710
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


                               810 Lombard Street
                        Philadelphia, Pennsylvania 19147
                    (Address of principal executive offices)

                                 (215) 923-6850
              (Registrant's telephone number including area code)
     ---------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X        No
                             -----         -----


As of August _____, 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.


- --------------------------------------------------------------------------------
                                                              Page 1 of 10 pages
                                                      Exhibit Index is on Page 9

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                -----------------------------------------------

                                     INDEX
                                     -----

                                                                     Page
                                                                   Number
                                                                   ------
PART I     FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets:
           June 30, 1996 and December 31, 1995                         2

           Consolidated Statements of Loss:
           Three and Six Months Ended June 30, 1996 and 1995           3

           Consolidated Statements of Accumulated Deficit:
           Six Months Ended June 30, 1996 and 1995                     4

           Consolidated Statements of Cash Flows:
           Six Months Ended June 30, 1996 and 1995                     5

           Note to Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                           8

Item 6.    Exhibits and Reports on Form 8-K                            8

Signatures

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                -----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

- --------------------------------------------------------------------------------

                                             Assets
                                             ------


                                                                               Unaudited
                                                                                JUNE, 30         DECEMBER 31,
                                                                                  1996                 1995
                                                                               ---------            ---------

Current assets
Cash                                                                           $  27,967            $  84,156
Accounts receivable (net of allowance for doubtful
  accounts of $6,000 at 3/31/96 and 12/31/95)                                     16,211               21,013
Note Receivable                                                                   20,000               20,000
Inventory                                                                         65,889               70,084
Prepaid expenses and other current assets                                         12,198               13,819
                                                                               ---------            ---------
    Total current assets                                                         142,265              209,072

Property, equipment, furniture and leaseholds, net
  of accumulated depreciation and amortization                                    22,341               25,011
Deposits                                                                           8,431                8,431
                                                                               ---------            ---------
    Total assets                                                               $ 173,037            $ 242,514
                                                                               =========            =========

                              Liabilities and Shareholders' Deficit
                              -------------------------------------

Current liabilities
  Note payable                                                                 $ 413,900            $ 654,900
  Accounts payable and accrued expenses                                        2,063,076            1,981,066
  Proceeds for bonds unissued                                                    187,000              187,000
  Proceeds from common stock unissued                                            462,761              462,761
                                                                               ---------            ---------
    Total current liabilities                                                  3,126,737            3,285,727
                                                                               ---------            ---------

Shareholders' deficit
  Common stock - $.005 par value, 50,000,000
    shares authorized 12,760,140 shares
    issued and outstanding                                                        63,801               63,801
  Capital in excess of par value                                               7,997,047            7,632,047
  Accumulated deficit                                                        (11,014,548)         (10,739,061)
                                                                              ----------           ----------
    Total shareholders' deficit                                               (2,953,700)          (3,043,213)
                                                                              ----------           ----------

    Total liabilities and
      shareholders' deficit                                                    $ 173,037            $ 242,514
                                                                               =========            =========


- --------------------------------------------------------------------------------
The accompanying note is an integral part of these financial statements.

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                -----------------------------------------------
                        CONSOLIDATED STATEMENTS OF LOSS
                        -------------------------------
                                  (UNAUDITED)
                                  -----------

- ------------------------------------------------------------------------------------------------------------------------------------

                                   SIX MONTHS ENDED            THREE MONTHS ENDED
                                       JUNE 30,                      JUNE 30,
                                     -----------                   ------------
                                 1996           1995          1996         1995
                                ------         ------        ------       ------
Revenue
 Sale of medical devices     $    29,125     $   22,526   $    11,609  $    11,931
                             -----------     ----------   -----------  -----------
Direct expenses
 Costs of goods -
  medical devices                 16,166         15,075        13,111        8,098
                             -----------     ----------   -----------  -----------
Gross profit                      12,959          7,451      (  1,502)       3,833
                             -----------     ----------   -----------  -----------

Other expenses
 Expenses of development
   stage subsidiary
   Professional fees              41,665         53,524        18,044       12,039
   Research and development
     expenses                          0              0             0            0
   Other development stage
     expenses                    208,835        253,468       118,388      137,615
                             -----------      ---------       -------      -------

   Total expenses of develop
     ment stage subsidiary       250,500        314,316       136,432      155,594
   General and administrative
     expenses                     38,021         64,041        17,732       20,594
                             -----------     -----------  -----------  -----------

Total other expenses             288,521        378,357       154,164      176,188
                             -----------     ----------   -----------  -----------

Investment and other
  income (expense)
  Investment income                    -            159             -            -
  Other income                        75          5,264             -           83
                             -----------     ----------   -----------  -----------
Total other income                    75          5,423             -           83
                             -----------     ----------   -----------   ----------

Net loss                      ($ 275,487)     ($365,483)   ($ 155,666)  ($ 172,272)
                             ===========     ==========   ===========   ==========

Loss per common share
 outstanding                     ($.0216)       ($.0286)      ($.0132)     ($.0135)
                             ===========     ==========   ===========  ===========

- ------------------------------------------------------------------------------------------------------------------------------------


The accompanying note is an integral part of these financial statements.

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                -----------------------------------------------
                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                 ----------------------------------------------
                                  (UNAUDITED)
                                  -----------


- ------------------------------------------------------------------------------------------------------------------------------------

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30 ,
                                                            --------------------------
                                                               1996            1995
                                                            ----------      ----------
BALANCE - BEGINNING OF THE PERIOD                        ($ 10,739,061)  ($ 10,282,226)
- ---------------------------------

    NET LOSS FOR THE PERIOD                                 (  275,487)    (   365,483)
    -----------------------

BALANCE - END OF THE PERIOD                              ($ 11,014,548)  ($ 10,647,709)
- ---------------------------                              ============    ============

- ------------------------------------------------------------------------------------------------------------------------------------

The accompanying note is an integral part of these financial statements.

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                -----------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)
                                  -----------
- --------------------------------------------------------------------------------

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                                ----------------
                                                                               1996          1995
                                                                            ----------    ----------
Cash flows from operating activities
  Net loss                                                                   ($275,487)    ($365,483)
  Adjustments to reconcile net loss to net cash used in
   operating activities
  Depreciation and amortization                                                  2,670         7,324
  Change in Accounts receivable                                                  4,802        (8,274)
  Inventory                                                                      4,195         1,887
  Prepaid expenses and other current assets                                      1,621        10,850
  Accounts payable and accrued expenses                                         72,010       138,489
                                                                            ----------    ----------
 Total adjustments                                                              85,298       150,276
                                                                            ----------    ----------

  Net cash used in operating activities                                       (190,189)     (215,207)

Cash flows from investing activities
  Capital expenditures                                                            ( - )      (26,731)
                                                                            ----------    ----------
   Net cash used in investing activities                                          ( - )      (26,731)
                                                                            ----------    ----------

Cash flows from financing activities
  Proceeds from issuance of notes payable                                           -         50,000
  Principal payments of notes payable                                         (231,000)           -
  Proceeds for common stock unissued                                                           1,600
  Proceeds from issuance of Preferred Stock
   of consolidated subsidiary                                                  365,000        50,000
Net cash provided by financing activities                                      134,000       101,600
                                                                            ----------    ----------

Net increase (decrease)  in cash and cash equivalents                          (56,189)     (140,338)
Cash and cash equivalents, beginning                                            84,156       174,374
                                                                            ----------    ----------

Cash and cash equivalents, ending                                           $   27,967    $   34,036
                                                                            ==========    ==========



- --------------------------------------------------------------------------------


The accompanying note is an integral part of these financial statements.

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                -----------------------------------------------

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                   -----------------------------------------

                                 JUNE 30 , 1996
                                 --------------

- -------------------------------------------------------------------------------

  Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the Six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

- --------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- -------------------------------

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

     Biosonics' primary source of funds to date has been proceeds from the sale of its securities, investment income on such proceeds and loans. Biosonics will require additional funds in the immediate future to continue its operations. Biosonics may receive a portion of such funds from sales of the SALITRON System. Biosonics is considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions, the sale of certain assets and research and development partnership financing. Biosonics has engaged a consultant to assist in obtaining additional funding. There is no assurance that any such funding or other financing will be completed.

     Biosonics does not have any material commitments for capital expenditures, although Biosonics may make capital expenditures during 1996 or in connection with the manufacture of the SALITRON and CYSTOTRON System, if funds are available. The extent of the development or testing, if any, of Biosonics' other devices will depend on the availability of funds.

Results of Operations
- ---------------------

     Biosonics' development stage expenses for the six and three months ended June 30,1996 ($250,500 and $136,432 respectively) were lower than those for the comparable periods of the prior year ($314,316 and $155,594) due to a decrease in funds being spent on advertising and training of tele-marketers relating to the discontinuation of Biosonics' marketing program. The Company's professional fees for the three months ended June 30, 1996 ($18,044) were higher than those for the comparable period of the prior year ($12,039) due to expenses relating to the Company's Shareholders meeting. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. Biosonics' sales for the six and three months ended June 30,1996 were $29,125 and $11,609 respectivly as compared to $22,526 and $11,931 respectively for the same periods of the prior year. These increases in sales resulted primarily from a change in Biosonics' approach to marketing its SALITRON System.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

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


                                          INTERNATIONAL MANAGEMENT &
                                          RESEARCH CORPORATION



Date:   August ______, 1996               By:
                                             ---------------------------------
                                             Jack Paller, President, Chairman
                                             (Principal Executive Officer),
                                             Principal Financial Officer and
                                             Principal Accounting Officer