Form 10-Q/A
period 1996-06-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1996-08-20
CIK 740892

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-Q/A

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


As of August 19, 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.


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


                                          INTERNATIONAL MANAGEMENT &
                                          RESEARCH CORPORATION



Date:   August 19, 1996
                                          By:
                                             ---------------------------------
                                             Jack Paller, President, Chairman
                                             (Principal Executive Officer),
                                             Principal Financial Officer and
                                             Principal Accounting Officer