Form 10-Q
period 1996-09-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1996-11-13
CIK 740892

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                  FORM 10-Q

                          --------------------------

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                         Commission File Number: 0-11586
                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                     23-0350710
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                               260 New York Drive
                       Fort Washington, Pennsylvania 19034
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (215) 646-7100
              ---------------------------------------------------
              (Registrant's telephone number including area code)


                                       N/A
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days .    Yes X    No
                                          ---     ---

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of September 30th 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.0001 par value.

--------------------------------------------------------------------------------
                                                               Page 1 of 9 pages
                                                      Exhibit Index is on Page 9

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 -----------------------------------------------

                                      INDEX
                                      -----
                                                                        Page
                                                                      Number
                                                                      ------
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets:
          September 30,1996 and December 31, 1995                           3

          Consolidated Statements of Loss:
          Three and Nine Months Ended September 30,1996 and 1995            4

          Consolidated Statements of Accumulated Deficit:
          Nine Months Ended September 30,1996 and 1995                      5

          Consolidated Statements of Cash Flows:
          Nine Months Ended September 30,1996 and 1995                      6

          Note to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 9

Item 6.   Exhibits and Reports on Form 8-K                                  9

Signatures


                                          INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                          -----------------------------------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
---------------------------------------------------------------------------------------------------------------------------

                                                              Assets
                                                              ------
                                                                                           Unaudited
                                                                                         SEPTEMBER 30         DECEMBER 31
                                                                                             1996                 1995
                                                                                          ----------           ----------
Current assets
   Cash                                                                                   $    3,634             $   84,156
   Accounts receivable (net of allowance for doubtful
      accounts of $6,000 at 9/30/96 and 12/31/95)                                             22,682                 21,013
   Note Receivable                                                                            20,000                 20,000
   Inventory                                                                                  65,080                 70,084
   Prepaid expenses and other current assets                                                   4,853                 13,819
                                                                                          -----------          ------------
           Total current assets                                                              116,249                209,072

Property, equipment, furniture and leaseholds, net
   of accumulated depreciation and amortization                                               21,006                 25,011
Deposits                                                                                       8,431                  8,431
                                                                                          -----------          ------------

           Total assets                                                                    $ 145,686              $ 242,514
                                                                                          ===========          ============

                                               Liabilities and Shareholders' Deficit
                                               -------------------------------------

Current liabilities

   Note payable                                                                             $ 243,000             $ 654,900
   Accounts payable and accrued expenses                                                    2,076,146             1,981,066
   Proceeds for bonds unissued                                                                187,000               187,000
   Proceeds from common stock unissued                                                              0               462,761

                                                                                          -----------          ------------
           Total current liabilities                                                        2,506,146             3,285,727
                                                                                           ----------          ------------

Shareholders' deficit

   Common stock - $.005 par value, 50,000,000
      shares authorized  12,760,140 shares
      issued and outstanding                                                                   63,801                 63,801
    Capital in excess of par value                                                          8,955,764              7,632,047
    Accumulated deficit                                                                  ( 11,380,025)          ( 10,739,061)
                                                                                          -----------          ------------
           Total shareholders' deficit                                                     (2,360,460)          ( 3,043,213)
                                                                                          -----------          ------------

           Total liabilities and
                shareholders' deficit                                                       $ 145,686             $ 242,514
                                                                                          ===========          ============

------------------------------------------------------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.


                                          INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                          -----------------------------------------------
                                                  CONSOLIDATED STATEMENTS OF LOSS
                                                  -------------------------------
                                                            (UNAUDITED)
                                                            -----------
--------------------------------------------------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                   SEPTEMBER 30 ,
                                                             ----------------------------        -------------------------
                                                                1996              1995             1996             1995
                                                             ----------        ----------        --------         --------
Revenue
   Sale of medical devices                                     $ 34,911      $    45,716         $   5,786        $ 23,190
                                                               --------      ------------        ---------        --------
Direct expenses
   Costs of goods - medical devices                              23,116           33,097            6,950           18,022
                                                                -------          --------         --------         -------
Gross profit                                                     11,795           12,619         (  1,164)           5,168
                                                              ---------          --------        ---------       ---------

Other expenses
   Expenses of development stage subsidiary
      Professional fees                                         116,710           62,004            75,045            8,480
      Research and development costs                                  0           13,267                 0            5,943
      Other development stage expenses                          438,688          351,139           229,853           97,671
                                                               --------         ---------          -------          -------
        Total expenses of development
             stage subsidiary                                   555,398          426,410           304,898          112,094
      General and administrative expenses                        97,436           91,858            59,415           27,817
                                                                -------          --------        ---------          -------

           Total other expenses                                 652,834          518,268           364,313          139,911
                                                               --------       -----------         --------        ---------

Investment and other income (expense)
   Investment income                                              -                 -               -                  (159)
   Other income                                                      75            5,279            -                    15
                                                           ------------         ---------    -------------        ---------

           Total other income                                        75            5,279            -                  (144)
                                                           ------------         ---------    -------------       ----------

Net loss                                                     ($ 640,964)        ($500,370)      ($ 365,477)      ($ 134,887)
                                                            ===========        ==========      ===========       ==========

Loss per common share outstanding                              ($.0502)          ($.0392)         ($.0286)         ($.0106)
                                                               ========          ========          ======           =======

------------------------------------------------------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.


                             INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                             -----------------------------------------------
                             CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                             ----------------------------------------------
                                             (UNAUDITED)
                                             -----------

------------------------------------------------------------------------------------------------

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER  30 ,
                                                                ------------------------------
                                                                   1996                 1995
                                                                ----------           ---------
BALANCE - BEGINNING OF THE PERIOD                            ($ 10,739,061)       ($ 10,282,226)
---------------------------------


      NET LOSS FOR THE PERIOD                                    ( 640,964)         (   500,370)
      -----------------------                                     ---------          ----------


BALANCE - END OF THE PERIOD                                  ($ 11,380,025)       ($ 10,782,596)
---------------------------                                   ============         ============

---------------------------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.


                                          INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                          -----------------------------------------------
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)
                                                            -----------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                     NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30,
                                                                                               -----------------------------
                                                                                                 1996                 1995
                                                                                               --------             --------
Cash flows from operating activities
   Net loss                                                                                   ($640,964)           ($500,370)
                                                                                               --------             --------
   Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                                               4,005               13,267
      Common stock issued for services from Consolidated Subsidiary                             167,750                    0
      Change in
        Accounts receivable                                                                      (1,669)             (21,380)
        Inventory                                                                                 5,004               13,882
        Prepaid expenses and other current assets                                                 8,966               10,938
        Accounts payable and accrued expenses                                                   112,386              155,266
                                                                                                -------            ---------
      Total adjustments                                                                         296,442              171,973
                                                                                               --------            ---------

   Net cash used in operating activities                                                       (344,522)            (328,397)
                                                                                               --------              -------

Cash flows from investing activities
   Capital expenditures                                                                 (      -       )             (26,731)
                                                                                        ----------------          -----------
      Net cash used in investing activities                                             (      -       )             (26,731)
                                                                                        ----------------            ---------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                                       -                    50,000
   Principal payments of notes payable                                                         (241,000)             (30,000)
   Proceeds for common stock unissued                                                            -                     1,600
   Proceeds from issuance of Preferred Stock
     of consolidated subsidiary                                                                 505,000              200,000
                                                                                              ----------             -------
        Net cash provided by financing activities                                               264,000              221,600
                                                                                               --------          -----------

Net increase (decrease) in cash and cash equivalents                                            (80,522)            (133,527)
Cash and cash equivalents, beginning                                                             84,156              174,374
                                                                                               --------             --------

Cash and cash equivalents, ending                                                           $     3,634           $   40,847
                                                                                            ===========           ==========

Schedule of noncash financing transactions:
  Issuance of subsidiary common stock
    for various items:
      Common stock unissued                                                                     462,761               -
      Notes payable                                                                             160,900               -
      Accounts payable and accrued expenses                                                      27,306               -
      Less: subsidiary common stock issued                                                     (650,967)              -
                                                                                              ----------           -------
      Cash proceeds                                                                                   0               -

----------------------------------------------------------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 -----------------------------------------------

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

                               SEPTEMBER 30, 1996
                               ------------------

--------------------------------------------------------------------------------

Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

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

   Biosonics' primary source of funds to date has been proceeds from the sale of its securities, investment income on such proceeds and loans. Biosonics will require additional funds in the immediate future to continue its operations, pay accrued expenses, including salary, rent and lease payments, to develop further its products and to market its products. Biosonics may receive a portion of such funds from sales of the SALITRON System. Biosonics is considering obtaining funds through venture capital or other private or public financing, joint venture or merger transactions, the sale of certain assets and research and development partnership financing. Biosonics has engaged a consultant to assist in obtaining additional funding. There is no assurance that any such funding or other financing will be completed, or that funding to carry out these activities will be on terms acceptable to Biosonics.

   Biosonics does not have any material commitments for capital expenditures, although Biosonics may make capital expenditures during 1996 or in connection with the manufacture of the SALITRON and CYSTOTRON Systems, if funds are available. The extent of the development or testing, if any, of Biosonics' other devices will depend on the availability of funds.

Results of Operations
---------------------

   Biosonics' development stage expenses for the nine and three months ended September 30, 1996 ($501,091 and $280,853 respectively) were higher than those for the comparable periods of the prior year ($371,989 and $104,786 respectively) due to funds spent on the Special Shareholders meeting and the hiring of a Public Relations company. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expenses. Biosonics' professional fees for the nine and three months ended September 30, 1996 ($109,691 and $72,691 respectively) were higher than those for the comparable period of the prior year ($62,004 and $8,480 respectively) due to legal and accounting expenses incurred for the Special Shareholders meeting and a retainer paid to the attorney for special filing requirements to the Securities and Exchange Commission. Biosonics' sales for the nine and three months ended September 30, 1996 were $34,911 and $5,786 respectively as compared to $45,716 and $23,190 respectively for the same periods of the prior year. The decrease in sales resulted primarily from not having available funds to continue the marketing program for its SALITRON System.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.

      Reference is made to Part II Item 1 of the Company's Form 10-Q quarterly report, for the period ending March 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:
         None.

    (b)  Reports on Form 8-K:
         None.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                        INTERNATIONAL MANAGEMENT &
                                        RESEARCH CORPORATION




Date:   November   6  , 1996            By:  /s/ Jack Paller
                 -----                     -------------------------------------
                                        Jack Paller, President, Chairman
                                        (Principal Executive Officer), Principal
                                        Financial Officer and Principal
                                        Accounting Officer and Sole Director