Form 10-K
period 1996-12-31
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1997-06-13
CIK 740892

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

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

               (Address of principal executive offices) (Zip Code)
                                 (215) 923-6850

               (Registrant's telephone number including area code)
                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: NONE.

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The company is unable to give an aggregate market value of the Registrant's Common Stock due to the inactivity of the stock.

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of December 31st 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.

Documents Incorporated by Reference:   None
--------------------------------------------------------------------------------

                                                               Page 1 of 8 pages

                                     PART I

ITEM 1.  BUSINESS

General Development of Business.

At December 31, 1996, International Management & Research Corporation ("IMRC") through its wholly owned subsidiary IMRC Holdings Inc. (IMRCH) owned 110,138,930 shares or 38.26% of Biosonics, Inc. common stock. At December 31, 1995 and 1994, IMRC owned in excess of 50% of Biosonics common stock, accordingly, Biosonics' financial statements were included in the consolidated financial statements of IMRC. After Biosonics increased its authorized shares and issued new shares to numerous individuals, primarily in exchange for debt, and from the conversion of preferred stock, IMRCH's ownership of common stock of Biosonics decreased to less than 50%. Accordingly IMRC is no longer able to consolidate with Biosonics' financial statements. Currently, IMRC's only business is the ownership of the stock of Biosonics through IMRCH. IMRC may pursue the acquisition of operating companies. However, IMRC has an agreement with Biosonics in which Biosonics has the right of first refusal for any proposal in the health care industry.

IMRC has not actively traded in the last several months. IMRC, when traded, is over-the-counter on the NASD Bulletin Board.

Employees

As of December 31, 1996, the Company had one employee. Its only employee is Jack Paller, its current president. If circumstances warrant, IMRC may engage additional employees to help manage its activities.

ITEM 2.  PROPERTIES.

The Company's principal place of business is 810 Lombard Street, Philadelphia, PA and the quarterly rent is $446, which is currently being accrued as an expense.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                                   High Bid                Low Bid
                                   --------                -------
         1996
         ----
         First Quarter             $      .18            $    .035
         Second Quarter                   .22                 .0625
         Third Quarter                    .17                 .02
         Fourth Quarter                   .04                 .01

         1995
         ----
         First Quarter                    .15                 .15
         Second Quarter                   .07                 .07
         Third Quarter                    .07                 .07
         Fourth Quarter                   .07                 .07

The quotations set forth above were derived from National Quotation Bureau LLE and reflect inter-dealer prices without mark-up, mark-down or commissions, and may not necessarily represent actual transactions on the OTC Bulletin Board. Currently there is no current active trading market of the Company's stock. As of December 31, 1996, there were approximately 1,303 record holders of the Company's Common Stock. The Company has not, since its inception, declared any dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                            Year Ended December 31
                                                  --------------------------------------------------------------------------------
Statement of Loss Data:                           1996(1)          1995(1)           1994(1)            1993(1)            1992(1)
-----------------------                           -------          -------           -------            -------            -------
Operating Revenues                                 $  0          $  62,506          $  21,939          $  30,578          $  26,687

Net expenses of development stage
      subsidiary                                   $  0          $ 526,689          $ 411,521          $ 322,879          $ 404,624

Net loss                                           ($52)         ($456,835)         ($485,718)         ($401,958)         ($463,572)

Loss per common share                              ($.00)        ($    .03)         ($    .04)         ($    .03)         ($    .04)

                                                                        As of December 31,
                                 ------------------------------------------------------------------------------------------------
Balance Sheet Data:                1996(1)              1995(1)                1994(1)                1993(1)           1992(1)
-------------------------        ---------            -----------            -----------            -----------       -----------
Working Capital (Deficit)        ($366,825)           ($3,076,655)           ($2,759,158)           ($2,278,275)      ($1,924,499)
Total Assets                     $  44,138            $   242,514            $   329,549            $   147,903       $   259,741
Total Liabilities                $ 410,963            $ 3,285,727            $ 3,066,409            $ 2,399,045       $ 2,148,597
Shareholders' Deficit            ($366,825)           ($3,043,213)           ($2,736,860)           ($2,251,142)      ($1,888,856)

(1) Years ended December 31, 1992 through December 31, 1995 include the accounts of Biosonics, Inc., of which IMRC through its wholly-owned subsidiary IMRCH owned in excess of 50% of Biosonics' common stock. Financial information for the year ended December 31, 1996 does not include Biosonics, Inc. financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources

During 1996, IMRCH converted its series B preferred stock of Biosonics Inc. into 7,000,000 shares of common stock of Biosonics Inc. Also, IMRCH transferred 550,000 shares of Biosonics' common stock held by it to two outside consultants for certain advertising and public relations services provided to Biosonics.

During 1993 and 1994, IMRC borrowed an aggregate of $335,000, $120,000 of which was pursuant to loans that were convertible into Biosonics common stock owned by IMRCH, at $.01 and $.02 per share. With respect to $215,000 of the loans, IMRCH agreed to issue to the lenders 3,000,000 shares of Biosonics common stock owned by IMRCH. These shares were issued by IMRCH in 1996. In addition, during 1994, IMRCH raised $190,161 through the sale of Biosonics common stock owned by IMRCH at a range of $.02 to $.05 per share. In 1996, Biosonics assumed the obligations of the IMRC loans totaling $335,000. In addition, Biosonics assumed IMRC's obligation in connection with the $190,161 raised by IMRC for the sale of Biosonics stock. Biosonics also assumed $68,207 in loans and accrued interest owed to family members of the Company's president by IMRC. These obligations were then settled by Biosonics through the conversion of these liabilities into 15,368,820 shares of Biosonics common stock.

The Company is a holding company. Aside from payment of salary to an officer of the Company and certain overhead expenses, substantially all of the consolidated results of operations in 1995 and 1994 relate to the operations of Biosonics. As previously noted, the Company's 1996 financial statements do not include the accounts of Biosonics.

As a holding company, the Company does not have any substantial assets other than it's investment in the common stock of Biosonics, Inc. with a market value of approximately $5.5 million at December 31, 1996.

Biosonics' primary sources of funds to date have been proceeds from the sale of its securities and investment income on such proceeds. In 1989, Biosonics borrowed $250,000 from Jack Paller and his late spouse. Biosonics issued to the Pallers a demand note bearing interest at the prime rate plus 1 1/2% and granted the Pallers a security interest in all of its assets to secure the loan. The Pallers had obtained the amount loaned to Biosonics on the same date pursuant to a personal bank loan on a demand basis at the same interest rate. The Pallers granted the bank a mortgage on their home to secure repayment of the loan. During 1989, Biosonics issued 1,250 shares of its Preferred Stock - Series B (which was converted to common stock in 1996) to the Pallers in satisfaction of $125,000 of the loan.

Also during 1989, IMRCH purchased 2,000 shares of Preferred Stock - Series B (which was converted to common stock in 1996) for an aggregate purchase price of $200,000, and Biosonics offered to its shareholders a right to subscribe to 11 1/2% convertible subordinated debentures, which offering was terminated by Biosonics prior to completion. The debentures were never issued and, due to a lack of funds, the proceeds raised (except for $4,000) were never returned to the investors.

In 1990, a third party loaned $40,000 to Biosonics on a demand basis at a variable interest rate. In 1991, the Company loaned to Biosonics $20,000 on a demand basis with annual interest of 11%, and Jack Paller loaned $10,000 to Biosonics under the same terms. During 1991, Biosonics raised approximately $22,000 through the sale of 2,200,000 shares of its common stock. In addition, during 1990 and 1992, Biosonics raised approximately $271,000 through the sale of its common stock and convertible preferred stock, which was issued in 1996.

In 1995, Biosonics raised $300,000 through the sale of its Preferred Stock - Series D, which was converted into shares of common stock in 1996.

Biosonics will require additional funds in the immediate future to continue its operations. Biosonics is considering obtaining funds through venture capital or other private or public financings, joint venture or merger transactions and research and development partnership financing.

Results of Operations

In 1996, IMRC had no operating activities except for certain services provided in connection with IMRCH's holdings of Biosonics' common stock.

Biosonics net development stage expenses increased in 1995 as compared to 1994 primarily due to increased research and development expenses and expenses associated with Biosonics' marketing program which commenced in 1995 and was discontinued due to lack of funds. Product sales increased in 1995 as compared to 1994 as a result of the new marketing program and insurance reimbursement approvals and decreased in 1994 as compared to 1993 as a result of the discontinuation of the exclusive dry mouth centers in 1990. The lack of investment income during 1994 reflects the absence of funds available for investment, and the increase in 1995 as compared to 1994 was due to Biosonics' private offering of its Preferred Stock in 1995. During 1994, Biosonics' concentrated its efforts and resources on obtaining Medicare approval which was not obtained nor is such approval expected. Biosonics' professional fees consist primarily of legal, accounting and consulting fees. Other development stage expenses include primarily salaries, rent, supplies, transfer agent fees, manufacturing, marketing, public relations and travel expense.

The Company believes there will be no significant adverse impact from inflation and changing prices on the Company's operations.

During 1996, IMRCH transferred certain shares of Biosonics common stock holdings which resulted in a gain of $85,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of International Management & Research Corporation are set forth in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information about the sole director and officer of IMRC.

Jack Paller, age 69, has been President, Treasurer and a director of IMRC since its inception in 1971. Currently, Mr. Paller also serves as President and a director of IMRC Holdings, Inc. and serves as President, Chief Executive Officer, and a director of Biosonics, Inc.

Directors of IMRC hold office for the ensuing year and until their respective successors have been duly elected and qualified.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires IMRC's officers and directors, and persons who own more than ten percent (10%) of IMRC's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish IMRC with copies of all Section 16(a) forms they file.

IMRC notes that IMRC Holdings, Inc. may have been required to file, and has not filed, Forms 4 reporting certain of the transactions in IMRC's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION.

                                                              Summary Compensation Table
                                                                 Annual Compensation
                                                    ---------------------------------------------
     Name & Principal Position                      Year               Salary ($)       Bonus ($)
     -------------------------                      ----               ----------       ---------
     Jack Paller, President, Chairman                96               $42,000(1)            --
     and Chief Executive Officer                     95                42,000(1)            --
                                                     94                42,000(1)            --

____________________
         (1) Mr. Paller, the Company's sole director and executive officer, has deferred the receipt of all of his salary every year from the year ended December 31, 1990 through December 31, 1996, and Mr. Paller did not receive or defer any other benefits or compensation for serving as an executive officer of IMRC during those years. In his capacity as an executive officer of Biosonics, Mr. Paller deferred his salary from Biosonics for the years ended December 31, 1989 through 1996, including $103,000 of deferred salary per year for the years ended December 31, 1994, 1995 and 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The following table lists the number of shares of IMRC Common Stock beneficially owned by all persons known to IMRC to be beneficial owners of more than 5% of IMRC Common Stock and by the sole director and officer of IMRC and the percentage of all outstanding shares held by such person:

         Name of Beneficial Owner            No.  of Shares          Percentage
         ------------------------            --------------          ----------
         Jack Paller (1)                        5,131,660             40.2 %
         Dr. Henry Brenman (2)                    832,460              6.5 %

____________________
         (1) Mr. Paller's address is 260 New York Drive, Fort Washington, Pennsylvania 19034
         (2) Dr. Brenman's address 260 New York Drive, Fort Washington, Pennsylvania 19034

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All of the shares of common stock of Biosonics' owned by IMRCH and Jack Paller are subject to a securities restriction agreement which prevents any sales by them of the Common Stock of Biosonics at less than $.05 per share.

During 1996. IMRC converted its series B preferred stock of Biosonics Inc. into 7,000,000 shares of common stock of Biosonics Inc. Also IMRC transferred 550,000 shares of Biosonics' Common Stock held by it to two outside consultants for certain advertising and public relations services provided to Biosonics.

During the period of 1992 through 1994 IMRC borrowed $352,661 from approximately 25 individuals. These loans were convertible into common stock of Biosonics owned by IMRCH. The total number of shares issuable upon conversion of all the loans was 15,368,820 shares of Biosonics common stock. The proceeds of the loans were lent to Biosonics to use for working capital, and none of the individuals making the loans were officers or affiliates of the Company. In 1996 Biosonics and IMRC entered into an agreement pursuant to which Biosonics would assume responsibility for the repayment of all the money under these loans and the issuance of the stock upon conversion of the loans in exchange for the transfer by IMRCH to Biosonics of 15,368,820 shares of common stock owned by it and canceling the indebtedness owed to IMRC by Biosonics.


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

            (A)         Financial Statements & Exhibits

            1.          Financial Statements                                                             Page
                                                                                                         ----

                        Auditors' Report                                                                 F-1
                        Balance Sheets at December 31, 1995 and 1996                                     F-2
                        Statements of Operations for Each of the Three Years in the
                           Period Ended December 31, 1996                                                F-4
                        Statements of Minority Interest and Changes in Shareholders'
                           Equity (Deficiency) for each of the Three Years in the Period
                           ended December 31, 1996                                                       F-6
                        Statements of Cash Flows for each of the Three Years in the
                           Period ended December 31, 1996                                                F-7
                        Notes to Financial Statements                                                    F-9

            2. All schedules have been omitted because they are not applicable or the required information is show in the consolidated financial statements or notes therein.

            3.          Exhibits

                        *3.1           Articles of Incorporation (Exhibit to Registrant's Registration
                                       Statement on Form 10 ["Form 10"]).

                        *3.5           By-laws of Registrant, as amended. (Exhibit to Registrant's Form 10)

                        *10.1          Agreement between Registrant and Biosonics with respect to opportunities in the field of medical technology. (Exhibit to
                                       Biosonics, Inc. Registration Statement on Form S-1 (File No. 2-27024)
                                       [the "Form S-1"]

                                                      7

                        *10.7          Securities Restriction Agreement dated September 30, 1987 between Registrant and Biosonics, Jack and Sarah Paller, and Henry S. Brenman. (Exhibit to 1987
                                       Form 10-K).

                        27.            Financial Data Schedule

            (B)         Reports on 8-k

            The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

*      Incorporated by reference.



                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTERNATIONAL MANAGEMENT &
                                   RESEARCH CORPORATION


                                   By: /s/ Jack Paller
                                      ______________________
                                   Jack Paller, President


Date: June 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                   By: /s/ Jack Paller
                                      _________________________________________
                                   Jack Paller, President, Chairman (Principal
                                   Executive Officer), Treasurer (Principal
                                   Financial Officer and Principal Accounting
                                   Officer) and Director


Date: June 13, 1997

                       INTERNATIONAL MANAGEMENT & RESEARCH
                          CORPORATION AND SUBSIDIARIES

                                      * * *

                          December 1996, 1995 and 1994

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

                                                          Page Number


Auditors' Report                                              F-l


Consolidated Financial Statements:

  Balance Sheets at December 31, 1996 and 1995             F-2 & F-3

  Statements of Operations for Each
   of the Three Years in the
   Period Ended December 31, 1996                          F-4 & F-5

  Statements of Minority Interest and Changes in
   Shareholders' Deficiency                                   F-6

  Statements of Cash Flows for Each of the Three
   Years in the Period Ended December 31, 1996             F-7 & F-8

  Notes to Consolidated Financial Statements            F-9 through F-20

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
International Management & Research Corporation and Subsidiary



         We have audited the accompanying consolidated financial statements of International Management & Research Corporation and Subsidiary (1996), Subsidiaries (1995 and 1994) listed in the foregoing table of contents. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Management & Research Corporation and Subsidiary (Subsidiaries) as of December 31, 1996 and 1995, respectively and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                     MORRIS J. COHEN & CO., P.C.

February 21, 1997

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1996

                                     ASSETS
Current assets
  Cash                                                            $     7,138
  Note receivable                                                      37,000
                                                                  -----------



       Total assets                                               $    44,138
                                                                  ===========


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


Current liabilities
  Accounts payable and accrued expenses                           $   395,286
  Due to affiliate                                                     15,677
                                                                  -----------

       Total current liabilities                                      410,963
                                                                  -----------

Commitments and contingencies (Note 9)


Shareholders' deficiency
  Common stock, $.005 par value,
   50,000,000 shares authorized,
   12,760,140 shares issued and
   outstanding                                                         63,801
  Capital in excess of par value                                    1,072,812
  Accumulated deficit                                              (1,503,438)
                                                                  -----------
                                                                     (366,825)
                                                                  -----------
       Total liabilities and shareholders'
        deficiency                                                $    44,138
                                                                  ===========

The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1995

                                     ASSETS
Current assets
  Cash                                                            $     84,156
  Accounts receivable (net of allowance
   for doubtful accounts of $6,000)                                     21,013
  Note receivable                                                       20,000
  Inventories                                                           70,084
  Prepaid expenses and other current
   assets                                                               13,819
                                                                  ------------

       Total current assets                                            209,072

Equipment, furniture and leaseholds, net of
 accumulated depreciation and amortization                              25,011

Deposits                                                                 8,431
                                                                  ------------

       Total assets                                               $    242,514
                                                                  ============


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
  Notes payable                                                   $    654,900
  Accounts payable and accrued expenses                              1,981,066
  Payments received for unissued debentures                            187,000
  Payments received for unissued securities                            462,761
                                                                  ------------

       Total current liabilities                                     3,285,727
                                                                  ------------

Commitments and contingencies (Note 9)

Shareholders' deficiency
  Common stock, $.005 par value, 50,000,000
   shares authorized, 12,760,140 shares
   issued and outstanding                                               63,801
  Capital in excess of par value                                     7,632,047
  Accumulated deficit                                              (10,739,061)
                                                                  ------------

                                                                    (3,043,213)
                                                                  ------------

       Total liabilities and shareholders'
        deficiency                                                $    242,514
                                                                  ============

The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          Year Ended December 31, 1996

General and administrative expenses                                   $ 100,157
                                                                      ---------
Other income
  Gain on sale of securities                                             85,000
  Interest income                                                        15,105
                                                                      ---------

                                                                        100,105
                                                                      ---------

Net loss                                                              ($     52)
                                                                      =========


Loss per common share outstanding                                     ($    .00)
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1995 and 1994

                                              1995                1994
                                            ---------           ---------
Revenue
  Sale of medical devices                   $  62,506           $  21,939

Direct expenses
  Cost of sales, medical devices               41,980              17,817
                                            ---------           ---------

Gross profit                                   20,526               4,122
                                            ---------           ---------

Other expenses
  Expenses of development stage
   subsidiary
    Research and development costs             20,117               5,160
    Professional fees                          54,697              83,451
    Other development stage
     expenses                                 451,875             322,909
                                            ---------           ---------

  Total expenses of development
   stage subsidiary                           526,689             411,520

  General and administrative
   expenses                                   113,842              78,471
                                            ---------           ---------

  Total other expenses                        640,531             489,991
                                            ---------           ---------

Investment and other income                    13,652                 151
                                            ---------           ---------

Loss before minority interest                (606,353)           (485,718)

Minority interest in loss of
 subsidiary                                   149,518                 -0-

Net loss                                    ($456,835)          ($485,718)
                                            =========           =========


Loss per common share outstanding           ($    .03)          ($    .04)
                                            =========           =========

The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF MINORITY INTEREST AND
                       CHANGES IN SHAREHOLDERS' DEFICIENCY

                                                                       Minority
                                                                       Interest
                                                                       --------

Balance at December 31, 1993 as previously reported                       $ -0-

Adjustment for unconverted shares of prior IMRC
 common stock(1)                                                       --------

Balance at December 31, 1993 as restated                                    -0-

Net loss for the year                                                  --------

Balance at December 31, 1994                                                -0-

Issuance of preferred stock of
 consolidated subsidiary                                                149,518

Net loss for the year                                                  (149,518)
                                                                       --------

Balance at December 31, 1995                                              $ -0-
                                                                       ========

Adjustment for change in reporting entity(2)

Net loss for the year

Balance at December 31, 1996

                                                                                 Shareholders' Deficiency
                                                        ---------------------------------------------------------------------------
                                                                                     Capital in
                                                             Common Stock            Excess of       Accumulated
                                                         Shares       Amount         Par Value         Deficit            Total
                                                        ----------     -------       ----------       -----------       ----------

Balance at December 31, 1993 as previously reported     13,815,453    $69,078       $7,476,288      ( $9,796,508)     ($2,251,142)

Adjustment for unconverted shares of prior IMRC         (1,055,313)    (5,277)          5,277
                                                        ----------     -------       ----------       -----------       ----------

Balance at December 31, 1993 as restated                12,760,140      63,801        7,481,565      (  9,796,508)     ( 2,251,142)

Net loss for the year                                                                                (    485,718)     (   485,718)
                                                        ----------     -------       ----------       -----------       ----------

Balance at December 31, 1994                            12,760,140      63,801        7,481,565      ( 10,282,226)     ( 2,736,860)

Issuance of preferred stock of
 consolidated subsidiary                                                                150,482                            150,482
                                                        ----------     -------       ----------       -----------       ----------

Net loss for the year                                   12,760,140      63,801        7,632,047      ( 10,739,061)     ( 3,043,213)

                                                                                                     (    456,835)     (   456,835)
Balance at December 31, 1995                            ----------     -------       ----------       -----------       ----------
                                                        12,760,140      63,801        7,632,047      ( 10,739,061)     ( 3,043,213)
Adjustment for change in reporting entity(2)                                         (6,559,235)        9,235,675        2,676,440

Net loss for the year                                                                                (         52)     (        52)

Balance at December 31, 1996                            ----------     -------       ----------       -----------       ----------
                                                        12,760,140     $63,801       $1,072,812      ($ 1,503,438)     ($  366,825)
                                                        ==========     =======       ==========       ===========       ==========

(1)These shares were previously confirmed by the Company's stock transfer agent, however, it was determined in 1996 that they were unissued. The restatement had no effect on prior years' net loss and loss per common share outstanding.

(2)The Company's ownership interest in Biosonics, Inc. was more than 50% until September 1996. Accordingly, the accounts of Biosonics, Inc. were included in the Company's consolidated financial statements through December 31, 1995, however, they were not included in the Company's consolidated financial statements in 1996.


The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Year Ended December 31, 1996

Cash flows from operating activities
  Net loss                                                            $     (52)
                                                                      ---------
  Adjustments to reconcile net loss to
   net cash provided by operating activities
    Changes in operating assets and liabilities
      Prepaid expenses and other
       current assets                                                     4,968
      Accounts payable and accrued
       expenses                                                          48,994
                                                                      ---------

                                                                         53,962
                                                                      ---------

  Net cash provided by operating activities                              53,910
                                                                      ---------


Cash flows from investing activities
  Increase in notes receivable                                           60,085
  Advances from affiliate                                                40,248
                                                                      ---------

  Net cash provided by investing activities                             100,333
                                                                      ---------

Cash flows from financing activities
  Principal payments of note payable                                   (231,000)
                                                                      ---------

  Net cash used in financing activities                                (231,000)
                                                                      ---------


Decrease in cash                                                        (76,757)


Cash, beginning                                                          83,895
                                                                      ---------

Cash, ending                                                          $   7,138
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1995 and 1994

                                                        1995                1994
                                                     ---------           ---------
Cash flows from operating activities
  Net loss                                           ($456,835)          ($485,718)
                                                     ---------           ---------
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Minority interest                                 (149,518)
    Depreciation and amortization                       20,117               4,835
    Decrease in allowance for
     doubtful accounts                                                      (7,000)
    Changes in operating assets and
     liabilities
      Accounts receivable                              (16,543)             10,161
      Inventories                                       15,603               3,687
      Prepaid expenses and other
       current assets                                    8,901             (22,109)
      Accounts payable and accrued expenses            197,718             252,203
                                                     ---------           ---------

                                                        76,278             241,777
                                                     ---------           ---------

  Net cash used in operating activities               (380,557)           (243,941)
                                                     ---------           ---------

Cash flows from investing activities
  Capital expenditures                                 (31,261)
  Increase in note receivable                                              (20,000)
                                                     ---------           ---------

  Net cash used in investing activities                (31,261)            (20,000)
                                                     ---------           ---------

Cash flows from financing activities
  Proceeds from issuance of notes payable               20,000             225,000
  Increase in payments received for
   unissued debentures and securities                    1,600             190,161
  Proceeds from issuance of subsidiary
   preferred stock                                     300,000
                                                     ---------           ---------

  Net cash provided by financing activities            321,600             415,161
                                                     ---------           ---------

Increase (decrease) in cash                            (90,218)            151,220

Cash, beginning                                        174,374              23,154
                                                     ---------           ---------

Cash, ending                                         $  84,156           $ 174,374
                                                     =========           =========

The accompanying notes are an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 1996, 1995 and 1994



1.      Nature of business and significant accounting policies

        Business

        International Management & Research Corporation (IMRC)(the Company) is a holding Company with investments in Biosonics, Inc., a development stage corporation involved in medical research.

        Summary of significant accounting policies

        Consolidation policy

        During 1996, IMRC, through its wholly-owned subsidiary - IMRC Holdings, Inc., (IMRCH), owned 110,138,930 shares or 38.26% of the common stock of Biosonics, Inc. Accordingly, for 1996, the Company's investment is being accounted for using the equity method (cost of $-0-, market value of approximately $5.5 million at December 31, 1996). At December 31, 1995 and 1994, IMRC owned more than 50% of the common stock of Biosonics, Inc. and, accordingly, Biosonics, Inc.'s financial statements were included in the consolidated financial statements of IMRC. The 1995 and 1994 financial statements have not been restated, in accordance with guidelines established by the United States Securities and Exchange Commission. All intercompany balances and transactions have been eliminated.

        Stock ownership

        The Company's president owns approximately 40% of the common stock of the Company and 3% of the common stock of Biosonics, Inc.

        Accounting estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



1.      Nature of business and significant accounting policies
          (Continued)

        Cash transactions

        During 1996, 1995 and 1994 IMRC acted as the disbursing and receiving agent for all cash disbursements and receipts for Biosonics, Inc.

        Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. The Company provides a reserve for inventories which may become obsolete.

        Equipment, furniture and leaseholds

        Equipment, furniture and leaseholds are recorded at cost. Depreciation for financial and income tax reporting purposes is provided over the estimated useful lives of the assets using the straight-line and double declining-balance methods.

        Patent costs

        Patent costs of the Company's development stage subsidiary are charged to expense as incurred because management cannot reasonably estimate the future periods to be benefited by such patents.

        Loss per share

        Loss per share was calculated based on the weighted average shares outstanding of 12,760,140 for each of the years in the three-year period ended December 31, 1996.

        Deferred income taxes

        Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax bases of the Company's assets and liabilities.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



2.      Inventories

        Inventories at December 31, 1995 consist of the following:

          Raw material                                      $ 36,803
          Finished goods                                      73,281
                                                            --------

                                                             110,084
          Less reserve for obsolescence                       40,000
                                                            --------

                                                            $ 70,084
                                                            ========

3.      Equipment, furniture and leaseholds

        Equipment, furniture and leaseholds at December 31, 1995 consist of the following:

           Leasehold improvements                           $  3,100
           Machinery and equipment                            48,745
           Furniture and fixtures                            202,961
                                                            --------

                                                             254,806
           Less accumulated depreciation
            and amortization                                 229,795
                                                            --------

                                                            $ 25,011
                                                            ========

        All of the leasehold improvements, machinery and equipment and furniture and fixtures were owned by Biosonics, Inc.

        Depreciation expense was $20,117 in 1995 and $4,835 in 1994, respectively.

4.      Due to affiliate

        At December 31, 1996, due to affiliate consisted of unsecured, non-interest bearing advances from Biosonics, Inc.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994

5.      Notes payable

        Notes payable at December 31, 1995 are summarized as follows:


        Unsecured notes payable on demand to an officer of the Company and members of his family, bearing interest at prime plus 1 1/2% per
        annum (effective rate of 8%).                                                              $181,900

        Two notes payable on demand, secured by inventory, bearing interest at
        12% per annum on $10,000 and 11 1/2% per annum on
        $25,000.                                                                                     35,000

        Note payable on demand bearing interest at 9 1/2% per annum, secured by
        100,000,000 shares of the Company's development stage
        subsidiary's common stock.                                                                  125,000

        Unsecured notes payable on demand
        bearing interest at 7% per annum.                                                           220,000

        Unsecured, non-interest bearing
        notes payable on demand.                                                                     93,000
                                                                                                   --------

                                                                                                   $654,900
                                                                                                   ========

        See also Note 6- "Unissued Securities".

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



6.      Payments received for unissued debentures and securities

        Payments received for unissued securities include amounts received by IMRC for the purchase of Biosonics, Inc's. common stock which was unissued at December 31, 1995. In 1996, all such shares were issued.

        Payments received for unissued debentures and securities at December 31, 1995 are summarized as follows:

        In October 1989, the Company
        offered to its shareholders the
        right to subscribe to 11 1/2%
        convertible debentures. Interest
        is accrued at 11 1/2% on these
        funds (See Note 9).                                 $187,000

        Cash received for stock of
        subsidiary, not yet issued (See
        Note 9).                                             462,761
                                                            --------

                                                            $649,761
                                                            ========

7.      Shareholders' equity

        The Company is subject to a securities restriction agreement with the Pennsylvania Securities Commission which provides that it will not sell any of its shares of Biosonics, Inc.'s common stock for less than $.05 per share. This restriction also applies to certain controlling shareholders of Biosonics, Inc.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



8.      Income taxes

        The Company and its wholly-owned subsidiary file a consolidated federal tax return.

        The Company has available at December 31, 1996, unused operating loss carryforwards which may provide future tax benefits expiring as follows:

           Year of Expiration                               Carryforwards
           ------------------                               -------------

                  2007                                         $ 3,000
                  2008                                          12,000
                  2009                                          19,000
                  2010                                          40,000
                                                               -------

                                                               $74,000
                                                               =======

        The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                     1996                1995
                                                  ----------          ----------

        Net operating loss carryforwards          $   25,000          $4,251,000
        Tax credits                                                       79,000
                                                  ----------          ----------
                                                      25,000           4,330,000
           Less valuation allowance                   25,000           4,330,000
                                                  ----------          ----------

              Net deferred tax asset                    $-0-                $-0-
                                                  ==========          ==========

        SFAS No. 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." As the ultimate utilization of net operating loss carryforwards and tax credits depends on the Company's ability to generate sufficient taxable income in the future, the losses in recent years make it appropriate to record a valuation allowance.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



9.      Commitments and contingencies

        Leases

        The Company leases its office from an officer of the Company under a month-to-month operating lease with lease payments aggregating $1,784 annually. Accrued but unpaid rents related to this lease of $26,960 and $25,176 at December 31, 1996 and 1995, respectively, are included in accrued expenses.

        Rent expense was $1,784, $35,645 and $33,773 for the years ended December 1996, 1995 and 1994, respectively.

        Liens

        Included in accounts and notes payable are liabilities for which certain vendors and officers have secured liens against substantially all of the Company's assets.

        Legal matters

        Convertible debenture offering

        In 1989 Biosonics, Inc. raised $207,000 through a public offering of its 11 1/2% convertible debentures. The Company terminated the offering prior to completion. Debentures were not returned to the investors with the exception of $4,000. Biosonics did offer investors the right to convert amounts paid for the unissued debentures into the Company's common stock and $16,000 of said amount was converted into 1,180,000 shares of common stock.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



9.      Commitments and contingencies (Continued)

        Legal matters (Continued)

        Unissued securities

        During 1993 and 1994, IMRC borrowed an aggregate of $335,000, $120,000 of which was pursuant to loans that were convertible into Biosonics common stock owned by IMRCH, at $.01 and $.02 per share. With respect to $215,000 of the loans, IMRCH agreed to issue to the lenders 3,000,000 shares of Biosonics common stock owned by IMRCH. These shares were issued by IMRCH in 1996. In addition, during 1994, IMRCH raised $190,161 through the sale of Biosonics common stock owned by IMRCH at a range of $.02 to $.05 per share. In 1996, Biosonics assumed the obligations of the IMRC loans totaling $335,000. In addition, Biosonics assumed IMRC's obligation in connection with the $190,161 raised by IMRC for the sale of Biosonics stock. Biosonics also assumed $68,207 in loans and accrued interest owed to family members of the Company's president by IMRC. These obligations were then settled by Biosonics through the conversion of these liabilities into 15,368,820 shares of Biosonics common stock.

        Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and entities owning more than ten percent of a company's common stock to file reports of changes in ownership with the SEC and to provide the company with copies of such forms.

        IMRCH may have been required to file and has not filed required forms reporting the transactions relating to Biosonics common stock described above.

        Other matters

        IMRC has an agreement with Biosonics, Inc. in which Biosonics has the right of first refusal on any proposal for acquisitions in the health care industry.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



10.     Supplemental disclosure of cash flow information

                                        Year Ended December 31,
                               -----------------------------------------
                                 1996             1995             1994
                               -------          -------          -------
        Cash paid for
          Interest             $61,869          $25,070          $28,544
                               =======          =======          =======

        Supplemental schedule of noncash financing activities

        In 1996, the Company forgave notes and accrued interest receivable from Biosonics, Inc. totalling $379,968 in exchange for Biosonics, Inc. assuming liabilities of the Company.

11.     Interest expense

        Interest expense for the years ended December 1996, 1995, and 1994 was $46,153, $99,490, and $52,279, respectively.

12.     Transactions in stock of Biosonics, Inc.

        During 1996, IMRCH converted its Series B preferred stock of Biosonics, Inc. into 7,000,000 shares of common stock of Biosonics, Inc. Also, IMRCH recorded a gain of $85,000 on the transfer of 550,000 shares of its Biosonics common stock to consultants who had provided services to Biosonics, Inc.

        During 1993 and 1994, IMRC borrowed an aggregate of $335,000, $120,000 of which was pursuant to loans that were convertible into Biosonics common stock owned by IMRCH, at $.01 and $.02 per share. With respect to $215,000 of the loans, IMRCH agreed to issue to the lenders 3,000,000 shares of Biosonics common stock owned by IMRCH. These shares were issued by IMRCH in 1996. In addition, during 1994, IMRCH raised $190,161 through the sale of Biosonics common stock owned by IMRCH at a range of $.02 to $.05 per share. In 1996, Biosonics assumed the obligations of the IMRC loans totaling $335,000. In addition, Biosonics assumed IMRC's obligation in connection with the $190,161 raised by IMRC for the sale of Biosonics stock. Biosonics also assumed $68,207 in loans and accrued interest owed to family members of the Company's president by IMRC. These obligations were then settled by Biosonics through the conversion of these liabilities into 15,368,820 shares of Biosonics common stock.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



13.     Segment information

        As discussed in Note 1, in 1995 and 1994, the Company operated principally in one business segment in the United States, medical research. Identifiable information is as follows:

                                      Medical Research     Other Corporate Activities

                                       1995         1994         1995         1994
                                     --------     --------     --------     ------

        Revenues                     $ 62,506     $ 21,939         -             -

        Net loss                    ($521,735)   ($422,591)   ($ 84,618)   ($ 63,127)

        Total assets                 $133,650     $119,445     $108,864     $210,104

        Depreciation and
          amortization               $ 20,117     $  4,835         -             -

        Capital
          expenditures               $ 31,261         -            -             -

14.     Investment in Biosonics, Inc.

        Summarized financial information for this affiliate in 1996 are as follows:

        Earnings data
          Net sales                                             $   40,774
          Gross profit                                              10,566
          Net loss                                                (701,867)

        Balance sheet data
          Current assets                                        $   72,752
          Noncurrent assets                                         23,438
          Current liabilities                                    2,222,779
          Equity                                                (2,126,589)

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



14.     Investment in Biosonics, Inc. (Continued)

        Summarized financial data for the Company for 1995 and 1994, restated to retroactively reflect the use of the equity method for this subsidiary, are as follows:

        Earnings data
          1995
           Net sales                                        $   -0-
           Net loss                                           (84,618)
          1994
           Net sales                                            -0-
           Net loss                                           (63,128)

        Balance sheet data for 1995
          Current assets                                    $ 590,487
          Noncurrent assets                                     -0-
          Current liabilities                                 957,260
          Equity                                             (366,773)

15.     Quarterly results (Unaudited)

                                                                                               Net
                                                               Gross              Net          Loss
                                                               Profit             Income       Per
                                             Sales             (Loss)             Loss         Share
                                             -------          -------            --------     ----
          1996 - 1st Quarter                                                    ($ 17,998)   ($.00)
                 2nd Quarter                                                    (  13,285)   ( .00)
                 3rd Quarter                                                       44,231      .00
                 4th Quarter                                                    (  13,000)   ( .00)
                                                                                 --------     ----

                      Total                                                     ($     52)   ($.00)
                                                                                 ========     ====

          1995 - 1st Quarter                 $10,595          $ 3,618           ($193,211)   ($.01)
                 2nd Quarter                  11,931            3,833           ( 147,352)   ( .01)
                 3rd Quarter                  23,190            5,168           (  60,128)   ( .01)
                 4th Quarter                  16,790            7,907           (  56,144)   ( .00)
                                             -------          -------            --------     ----

                      Total                  $62,506          $20,526           ($456,835)   ($.03)
                                             =======          =======            ========     ====

          1994 - 1st Quarter                 $ 4,636          $ 4,592           ($ 82,710)   ($.00)
                 2nd Quarter                   6,680         (    581)          (  85,240)   ( .01)
                 3rd Quarter                   5,248         (  1,979)          (  98,199)   ( .01)
                 4th Quarter                   5,375            2,090           ( 219,569)   ( .02)
                                            --------          -------            --------     ----

                      Total                 $ 21,939          $ 4,122           ($485,718)   ($.04)
                                            ========          =======            ========     ====

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994



15.     Quarterly results (Unaudited)(Continued)

        The following is a reconciliation of 1996 quarterly results (unaudited) as originally reported in the Company's 1996 Form 10-Q filings adjusted for the restatement of sales, costs of goods sold, and net income (loss) due to the change in the reporting entity, discontinuing consolidation of Biosonics, Inc. when IMRCH's ownership of Biosonics Inc.'s common stock decreased to under 50% in the third quarter. Also, the gain on IMRCH's disposition of Biosonics' Inc. common stock in the third quarter was, as originally reported, understated.

                                          Originally                    As
                                           reported    Adjustment    Adjusted
                                          ----------   ----------    --------
1996 - 3rd Quarter
  Sales                                    $  5,786     ($5,786)     $  -0-
  Gross profit                               (1,164)      1,164         -0-
  Net income (loss)                        (365,477)    409,708       44,231
  Net income (loss)
   per share                                 (.03)        .03           .00

        The Company filed an amended Form 10-Q for the quarter ended September 30, 1996 concurrent with its annual Form 10-K filing for the year ended December 31, 1996.