Form 10-Q/A
period 1996-09-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1997-06-24
CIK 740892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                         Commission File Number: 0-11586
                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                23-0450710
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                               260 New York Drive
                       Fort Washington, Pennsylvania 19034
               (Address of principal executive offices) (Zip Code)

                                 (215) 646-7100
               (Registrant's telephone number including area code)

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
Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of September 30th 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.



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

                  Consolidated Statements of Income (Loss):
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

Signatures

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                     Assets

                                                                     Unaudited
                                                                    SEPTEMBER 30      DECEMBER 31
                                                                        1996              1995
                                                                        ----              ----
Current assets
   Cash                                                           $     3,373        $     84,156
   Accounts receivable (net of allowance for doubtful
      accounts of $6,000 at 9/30/96 and 12/31/95)                           0              21,013
   Note Receivable                                                     37,000              20,000
   Inventory                                                                0              70,084
   Prepaid expenses and other current assets                                0              13,819
                                                                  -----------        ------------
           Total current assets                                        40,373             209,072

Property, equipment, furniture and leaseholds, net
   of accumulated depreciation and amortization                             0              25,011
Deposits                                                                    0               8,431
                                                                  -----------        ------------

               Total assets                                       $    40,373        $    242,514
                                                                  ===========        ============


                      Liabilities and Shareholders' Deficit

Current liabilities
   Note payable                                                   $         0        $    654,900
   Accounts payable and accrued expenses                              394,198           1,981,066
   Proceeds for bonds unissued                                              0             187,000
   Proceeds from common stock unissued                                      0             462,761
                                                                  -----------        ------------

           Total current liabilities                                  394,198           3,285,727
                                                                  -----------        ------------


Shareholders' deficit
   Common stock - $.005 par value, 50,000,000
      shares authorized  12,760,140 shares
      issued and outstanding                                           63,801              63,801
    Capital in excess of par value                                  1,072,812           7,632,047
    Accumulated deficit                                            (1,490,438)        (10,739,061)
                                                                  -----------        ------------

           Total shareholders' deficit                               (353,825)         (3,043,213)
                                                                  -----------        ------------

             Total liabilities and
                  shareholders' deficit                           $    40,373        $    242,514
                                                                  ===========        ============

   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED          THREE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                        -------------                -------------

                                                    1996          1995            1996           1995
                                                    ----          ----            ----           ----
Revenue
   Sale of medical devices                        $     0       $  45,716        $     0       $  23,190
                                                  -------       ---------        -------       ---------
Direct expenses
   Costs of goods - medical devices                     0          33,097              0          18,022
                                                  -------       ---------        -------       ---------
Gross profit                                            0          12,619              0           5,168
                                                  -------       ---------        -------       ---------

Other expenses
   Expenses of development stage subsidiary
      Professional fees                             7,018          62,004          2,353           8,480
      Research and development costs                    0          13,267              0           5,943
      Other development stage expenses                  0         351,139              0          97,671
                                                  -------       ---------        -------       ---------
        Total expenses of development
             stage subsidiary                       7,018         426,410          2,353         112,094
      General and administrative expenses          79,756          91,858         11,735          27,817
                                                  -------       ---------        -------       ---------

           Total other expenses                    86,774         518,268         14,088         139,911
                                                  -------       ---------        -------       ---------

Investment and other income (expense)
   Investment income                               85,000              --         85,000            (159)
    Interest income                                14,722              --          3,320              --
   Other income                                        --           5,279             --              15
                                                  -------       ---------        -------       ---------

           Total other income                      99,722           5,279         88,320            (144)
                                                  -------       ---------        -------       ---------

Net income (loss)                                 $12,948       ($500,370)       $74,232       ($134,887)
                                                  =======       =========        =======       =========

Loss per common share outstanding                 $ .0009       ($  .0392)       $  .005       ($  .0106)
                                                  =======       =========        =======       =========

   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                 NINE MONTHS ENDED
                                                   SEPTEMBER  30,
                                                   --------------

                                              1996                 1995
                                              ----                 ----
BALANCE - BEGINNING OF THE PERIOD          ($1,503,386)       ($10,282,226)




      NET (LOSS) GAIN FOR THE PERIOD            12,948            (500,370)
                                           -----------        ------------


BALANCE - END OF THE PERIOD                ($1,490,438)       ($10,782,596)
                                           ===========        ============


   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30 ,
                                                                         --------------
                                                                      1996            1995
                                                                      ----            ----
Cash flows from operating activities
   Net income (loss)                                              $  12,948        ($500,370)
                                                                  ---------        ---------

   Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                       0           13,267
      Change in
        Accounts receivable                                               0          (21,380)
        Inventory                                                         0           13,882
        Prepaid expenses and other current assets                     4,968           10,938
        Accounts payable and accrued expenses                        47,906          155,266
                                                                  ---------        ---------
      Total adjustments                                              52,874          171,973
                                                                  ---------        ---------

   Net cash provided by (used in) operating activities               65,822         (328,397)
                                                                  ---------        ---------


Cash flows from investing activities
   Capital expenditures                                                   0         ( 26,731)
   Increase in notes receivable                                      60,085                0
   Advances from affiliate                                           24,571                0
                                                                  ---------        ---------
      Net cash provided by (used in) investing activities            84,656         ( 26,731)
                                                                  ---------        ---------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                0           50,000
   Principal payments of notes payable                             (231,000)         (30,000)
   Proceeds for common stock unissued                                     0            1,600
   Proceeds from issuance of Preferred Stock
     of consolidated subsidiary                                           0          200,000
                                                                  ---------        ---------
        Net cash provided by (used in) financing activities        (231,000)         221,600
                                                                  ---------        ---------

Net increase (decrease)  in cash and cash equivalents                80,522         (133,527)
Cash and cash equivalents, beginning                                 83,895          174,374
                                                                  ---------        ---------

Cash and cash equivalents, ending                                 $   3,373        $  40,847
                                                                  =========        =========

Schedule of noncash financing transactions:
   In 1996, the company forgave notes and accrued interest receivable from Biosonics, Inc. totaling
      $379,968 in exchange for Biosonics, Inc.
      assuming liability of the Company.

   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

Note 2 - The 1996 consolidated financial statements include the accounts of International Management & Research Corporation and its wholly-owned subsidiary - IMRC Holdings, Inc. (IMRCH). In accordance with guidelines established by the United States Securities and Exchange Commission, the 1995 and 1994 financial statements also include the accounts of Biosonics, Inc., which the Company had majority ownership of until September 1996. All intercompany balances and transactions have been eliminated.

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

During the period ending September 30, 1996, Biosonics increased its authorized shares and issued new shares to numerous individuals, primarily in exchange for debt, and from the conversion of preferred stock, IMRCH's ownership of common stock of Biosonics decreased to less than 50%. The Company through its wholly owned subsidiary IMRCH owned 110,138,930 shares or 38.26% of Biosonics, Inc. common stock. Accordingly IMRC is no longer able to consolidate with Biosonics' financial statements. Financial statements prior to the period of September 30, 1996 include consolidated financial statements with Biosonics, Inc.

The Company is essentially a holding company. Except for certain management services provided to Biosonics, the company presently conducts no business of its own. Aside from payment of salary to an officer of the Company and certain overhead expenses, substantially all of the consolidated results of operations in 1995 and 1994 relate to the operations of Biosonics. As a holding company, the Company does not have any substantial assets other than common stock of Biosonics.

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

Results of Operations

The Company had no operating activities except for certain services provided in connection with IMRCH's holding of Biosonics' common stock.

IMRCH transferred certain shares of Biosonics common stock holdings which resulted in a gain of $85,000.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      *3.1 Articles of Incorporation (Exhibit to Registrant's Registration Statement on Form 10 ["Form 10"]).

      *3.5    By-laws of Registrant, as amended. (Exhibit to Registrant's Form
              10)

      27.     Financial Data Schedule

(b)   Reports on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                        INTERNATIONAL MANAGEMENT &
                                        RESEARCH CORPORATION



Date:   June 20, 1997                   By:/s/Jack Paller
                                        ---------------------------------------
                                        Jack Paller, President, Chairman
                                        (Principal Executive Officer), Principal
                                        Financial Officer and Principal
                                        Accounting Officer and Sole Director