Form 10-Q
period 1997-03-31
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1997-06-24
CIK 740892

--------------------------------------------------------------------------------




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .
                               ------    -------

                         Commission File Number: 0-11586
                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                              23-0450710
   -------------------------------          ---------------------------------
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

                                       N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of March 31st 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.

--------------------------------------------------------------------------------


                                                               Page 1 of 9 pages
                                                      Exhibit Index is on Page 9

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                      INDEX

                                                                         Page
                                                                       Number
                                                                       ------
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets:
           March 31, 1997 and December 31, 1996                           3

           Consolidated Statements of Loss:
           Three Months Ended March 31, 1997 and 1996                     4

           Consolidated Statements of Accumulated Deficit:
           Three Months Ended March 31, 1997 and 1996                     5

           Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 1997 and 1996                     6

           Note to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                              8

Item 6.    Exhibits and Reports on Form 8-K                               8

Signatures

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                    Assets
                    ------
                                                   Unaudited
                                                    March 31        DECEMBER 31
                                                      1997             1996
                                                   -----------      -----------
Current assets
   Cash                                            $   118,814      $     7,138
   Note Receivable                                      37,000           37,000
                                                   -----------      -----------

               Total assets                        $   155,814      $    44,138
                                                   ===========      ===========

      Liabilities and Shareholders' Deficit
      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses           $   406,231      $   395,286
   Due to affiliate                                    131,575           15,677
                                                   -----------      -----------

           Total current liabilities                   537,806          410,963
                                                   -----------      -----------

Shareholders' deficit
   Common stock - $.005 par value, 50,000,000
      shares authorized  12,760,140 shares
      issued and outstanding                            63,801           63,801
    Capital in excess of par value                   1,072,812        1,072,812
    Accumulated deficit                             (1,518,605)      (1,503,438)
                                                   -----------      -----------
           Total shareholders' deficit                (381,992)        (366,825)
                                                   -----------      -----------

             Total liabilities and
                  shareholders' deficit            $   155,814      $    44,138
                                                   ===========      ===========


--------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                              March 31,
                                                              ----------
                                                         1997            1996
                                                       --------       ---------
Revenue
   Sale of medical devices                             $      0       $  17,516
                                                       --------       ---------
Direct expenses
   Costs of goods - medical devices                           0           3,055
                                                       --------       ---------
Gross profit                                                  0          14,461
                                                       --------       ---------

Other expenses
   Expenses of development stage subsidiary
      Professional fees                                   4,000          23,621
      Other development stage expenses                        0          90,447
                                                       --------       ---------
        Total expenses of development
             stage subsidiary                             4,000         114,068

      General and administrative expenses                11,550          20,289
                                                       --------       ---------

           Total other expenses                          15,550         134,357
                                                       --------       ---------

Investment and other income (expense)
   Investment income                                          0               0
    Interest income                                         383               0
   Other income                                               0              75
                                                       --------       ---------

           Total investment and other income                383              75
                                                       --------       ---------

Net loss                                               $(15,167)      $(119,821)
                                                       ========       =========

Loss per common share outstanding                      $ (.0012)      $  (.0087)
                                                       ========       =========

--------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                -------------------------------
                                                    1997              1996
                                                ------------      -------------
BALANCE - BEGINNING OF THE PERIOD               $ (1,503,438)     $ (10,739,061)



      NET (LOSS) GAIN FOR THE PERIOD                 (15,167)          (119,821)
                                                ------------      -------------


BALANCE - END OF THE PERIOD                     $ (1,518,605)     $ (10,858,882)
                                                ============      =============

--------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31 ,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ---------       ---------
Cash flows from operating activities
   Net income (loss)                                             $ (15,167)      $(119,821)
                                                                 ---------       ---------
   Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                      0           1,335
      Change in
        Accounts receivable                                              0           1,985
        Inventory                                                        0           2,775
        Prepaid expenses and other current assets                        0           2,245
        Accounts payable and accrued expenses                       10,945         109,017
        Due to affiliate                                           115,898               0
                                                                 ---------       ---------
      Total adjustments                                            126,843         117,357
                                                                 ---------       ---------

   Net cash provided by (used in) operating activities             111,676          (2,464)
                                                                 ---------       ---------


Cash flows from financing activities
   Principal payments of notes payable                                   0          (6,000)
                                                                 ---------       ---------
        Net cash provided by (used in) financing activities              0          (6,000)
                                                                 ---------       ---------

Net increase (decrease)  in cash and cash equivalents              111,676          (8,464)
Cash and cash equivalents, beginning                                 7,138          84,156
                                                                 ---------       ---------

Cash and cash equivalents, ending                                $ 118,814       $  75,692
                                                                 =========       =========


--------------------------------------------------------------------------------
   The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
--------------------------------------------------------------------------------

Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three-month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

Note 2 - The 1996 consolidated financial statements include the accounts of International Management & Research Corporation and its wholly-owned subsidiary - IMRC Holdings, Inc. (IMRCH). In accordance with guidelines established by the United States Securities and Exchange Commission, the 1996 financial statements prior to the period ending September 30, 1996 also include the accounts of Biosonics, Inc., which the Company had majority ownership of until September 1996. All intercompany balances and transactions have been eliminated.

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

The Company is essentially a holding company. Except for certain management services provided to Biosonics, the company presently conducts no business of its own. Aside from payment of salary to an officer of the Company and certain overhead expenses, substantially all of the consolidated results of operations in 1996 relate to the operations of Biosonics. As previously noted, the Company's 1997 financial statements do not include the accounts of Biosonics.

As a holding company, the Company does not have any substantial assets other than common stock of Biosonics.

Results of Operations

The Company had no operating activities except for certain services provided in connection with IMRCH's holding of Biosonics' common stock.

IMRC loaned $17,000 to a non-affiliated party of the company, thereby generating interest income at 9% per annum, in lieu of this loan.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    *3.1 Articles of Incorporation (Exhibit to Registrant's Registration
         Statement on Form 10 ["Form 10"]).

    *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Form 10)

    27. Financial Data Schedule

(b) Reports on Form 8-K:

    The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

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