Form 10-Q
period 1997-06-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1997-08-14
CIK 740892

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to        .
                               ------    -------

                         Commission File Number: 0-11586
                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-0350710
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               810 Lombard Street
                        Philadelphia, Pennsylvania 19147
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (215) 923-6850
               ---------------------------------------------------
               (Registrant's telephone number including area code)

                                       N/A
               ---------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of June 30th, 1997, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.

                                                               Page 1 of 9 pages
                                                      Exhibit Index is on Page 9

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                      INDEX

                                                                            Page
                                                                          Number

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                  Consolidated Balance Sheets:
                  June 30, 1997 and December 31, 1996                         3

                  Consolidated Statements of Loss:
                  Three and Six Months Ended June 30, 1997 and 1996           4

                  Consolidated Statements of Accumulated Deficit:
                  Six Months Ended June 30, 1997 and 1996                     5

                  Consolidated Statements of Cash Flows:
                  Six Months Ended June 30, 1997 and 1996                     6

                  Note to Consolidated Financial Statements                   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                           8

Item 6.           Exhibits and Reports on Form 8-K                            8

Signatures

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                     Assets
                                                    Unaudited
                                                     JUNE 30           DECEMBER 31
                                                      1997                 1996
                                                    -----------        -----------
Current assets
   Cash                                             $   141,424        $     7,138
   Note Receivable                                       37,000             37,000
                                                    -----------        -----------
           Total assets                             $   178,424        $    44,138
                                                    ===========        ===========

                     Liabilities and Shareholders' Deficit

Current liabilities
   Accounts payable and accrued expenses            $   417,177        $   395,286
   Due to affiliate                                     174,119             15,677
                                                    -----------        -----------
           Total current liabilities                    591,296            410,963
                                                    -----------        -----------
Shareholders' deficit
   Common stock - $.005 par value, 50,000,000
      shares authorized  12,760,140 shares
      issued and outstanding                             63,801             63,801
    Capital in excess of par value                    1,072,812          1,072,812
    Accumulated deficit                              (1,549,485)        (1,503,438)
                                                    -----------        -----------
           Total shareholders' deficit                 (412,872)          (366,825)
                                                    -----------        -----------
           Total liabilities and
                shareholders' deficit               $   178,424        $    44,138
                                                    ===========        ===========

The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED                THREE MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                   --------------------------        --------------------------
                                                     1997              1996             1997             1996
                                                   ---------        ---------        ---------        ---------
Revenue
   Sale of medical devices                         $      --        $  29,125        $      --        $  11,609
                                                   ---------        ---------        ---------        ---------
Direct expenses
   Costs of goods - medical devices                       --           16,166               --           13,111
                                                   ---------        ---------        ---------        ---------
Gross profit                                              --           12,959               --           (1,502)
                                                   ---------        ---------        ---------        ---------
Other expenses
   Expenses of development stage subsidiary
      Professional fees                               17,751           41,665           13,751           18,044
      Other development stage expenses                    --          208,835               --          118,388
                                                   ---------        ---------        ---------        ---------
      Total expenses of development
             stage subsidiary                         17,751          250,500           13,751          136,432
      General and administrative expenses             29,062           38,021           17,512           17,732
                                                   ---------        ---------        ---------        ---------
           Total other expenses                       46,813          288,521           31,263          154,164
                                                   ---------        ---------        ---------        ---------
Investment and other income (expense)
   Investment income                                      --               --               --               --
   Interest income                                       765               --              383               --
   Other income                                           --               75               --               --
                                                   ---------        ---------        ---------        ---------
           Total investment and other income             765               75              383               --
                                                   ---------        ---------        ---------        ---------
Net loss                                           ($ 46,047)       ($275,487)       ($ 30,880)       ($155,666)
                                                   =========        =========        =========        =========
Loss per common share outstanding                  ($  .0036)       ($  .0216)       ($  .0024)       ($  .0132)
                                                   =========        =========        =========        =========

The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                               --------------------------------
                                                   1997                1996
                                               ------------        -------------
BALANCE - BEGINNING OF THE PERIOD              ($ 1,503,438)       ($10,739,061)
      NET (LOSS) GAIN FOR THE PERIOD                (46,047)           (275,487)
                                                -----------         -----------
BALANCE - END OF THE PERIOD                    ($ 1,549,485)       ($11,014,548)
                                                ===========         ===========

The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                1997             1996
                                                                              ---------        ---------
Cash flows from operating activities
   Net income (loss)                                                          ($ 46,047)       ($275,487)
                                                                              ---------        ---------
   Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                                   0            2,670
      Change in
        Accounts receivable                                                           0            4,802
        Inventory                                                                     0            4,195
        Prepaid expenses and other current assets                                     0            1,621
        Accounts payable and accrued expenses                                    21,891           72,010
        Due to affiliate                                                        158,442                0
                                                                              ---------        ---------
      Total adjustments                                                         180,333           85,298
                                                                              ---------        ---------
   Net cash provided by (used in) operating activities                          134,286         (190,189)
                                                                              ---------        ---------
Cash flows from financing activities
   Principal payments of notes payable                                               --         (231,000)
   Proceeds from issuance of Preferred Stock on consolidated subsidiary              --          365,000
                                                                              ---------        ---------
        Net cash provided by (used in) financing activities                          --          134,000
                                                                              ---------        ---------
Net increase (decrease)  in cash and cash equivalents                           134,286          (56,189)
Cash and cash equivalents, beginning                                              7,138           84,156
                                                                              ---------        ---------
Cash and cash equivalents, ending                                             $ 141,424        $  27,967
                                                                              =========        =========

The accompanying note is an integral part of these financial statements.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six-month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         *3.1 Articles of Incorporation (Exhibit to Registrant's Registration Statement on Form 10 ["Form 10"]).

         *3.5     By-laws of Registrant, as amended. (Exhibit to Registrant's
                  Form 10)

         27.      Financial Data Schedule

(b)      Reports on Form 8-K:

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                             INTERNATIONAL MANAGEMENT &
                                             RESEARCH CORPORATION



Date:      August 14           , 1997        By:       /s/Jack Paller
       ------------------------                 -----------------------------
                                             Jack Paller, President, Chairman
                                             (Principal Executive Officer),
                                             Principal Financial Officer and
                                             Principal Accounting Officer and
                                             Sole Director