Form 10-Q
period 1997-09-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1997-11-19
CIK 740892

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -----------------------
                                   FORM 10-Q
                           -----------------------

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X    No
                                                  -----     ------

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

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of December 31st 1996, there were outstanding 13,815,453 shares of the Registrant's Common Stock, $.005 par value.

Documents Incorporated by Reference:   None
--------------------------------------------------------------------------------
                                                              Page 1 of 17 pages

                   INTERNATIONAL MANAGEMENT & RESEARCH CORP.

                                     INDEX

                                                                                                Page
                                                                                              Number
                                                                                              ------
PART I               FINANCIAL INFORMATION

Item 1.              Consolidated Financial Statements

                     Consolidated Balance Sheets:
                     September 30, 1997 and December 31, 1996                                      3

                     Consolidated Statements of Loss:
                     Three and Nine Months Ended September 30, 1997 and 1996                       4

                     Consolidated Statements of Accumulated Deficit:
                     Nine Months Ended September 30, 1997 and 1996                                 5

                     Consolidated Statements of Cash Flows:
                     Nine Months Ended September 30, 1997 and 1996                                 6

                     Note to Consolidated Financial Statements                                     7

Item 2.              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           8

PART II              OTHER INFORMATION

Item 1.              Legal Proceedings                                                             8

Item 6.              Exhibits and Reports on Form 8-K                                              9

Signatures

                   INTERNATIONAL MANAGEMENT & RESEARCH CORP.
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                     ASSETS

                                                                                 Unaudited
                                                                                 SEPTEMBER                 DECEMBER
                                                                                 30, 1997                  31, 1996
                                                                            ------------------        ------------------
Current Assets
    Cash                                                                 $              21,461      $              7,138
    Accounts receivable                                                                    440                         -
    Note receivable                                                                     37,000                    37,000
                                                                            ------------------         -----------------

            Total assets                                                 $              58,901      $             44,138
                                                                            ==================         =================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued expenses                                $             428,125      $            395,286
    Due to affiliates                                                                   62,146                    15,677
                                                                            ------------------         -----------------

            Total current Liabilities                                                  490,271                   410,963
                                                                            ------------------         -----------------

Shareholders' deficit
    Common stock - $.005 par value, 50,000,000 shares                                   63,801                    63,801
        authorized 12,760,140 shares issued and outstanding
    Capital in excess of par value                                                   1,072,812                 1,072,812
    Accumulated deficit                                                             (1,567,983)               (1,503,438)
                                                                            ------------------         -----------------
      Total shareholders' deficit                                                     (431,370)                 (366,825)
                                                                            ------------------         -----------------


            Total liabilities and shareholders, deficit                  $              58,901      $             44,138
                                                                            ==================         =================

--------------------------------------------------------------------------------
The accompanying note is an integral part of these financial statements.

                   INTERNATIONAL MANAGEMENT & RESEARCH CORP.
                  CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         NINE MONTHS ENDED                             THREE MONTHS
                                                           SEPTEMBER 30,                                   ENDED
                                                                                                       SEPTEMBER 30,
                                                      1997                     1996                1997                  1996
                                               ------------------        -----------------    --------------       ----------------
Other expenses
  Professional fees                           $            24,639       $            7,018   $         6,888      $           2,353
  General and administrative expenses                      41,054                   79,756            11,992                 11,735
                                               ------------------        -----------------    --------------       ----------------
      Total other expenses                                 65,693                   86,774            18,880                 14,088

Investment and other income
  Investment income                                             -                   85,000                 -                 85,000
  Interest income                                           1,148                   14,722               383                  3,320
  Other income                                                  -                        -                 -                      -
                                               ------------------        -----------------    --------------       ----------------
      Total investment and other
        income                                              1,148                   99,722               383                 88,320
                                               ------------------        -----------------    --------------       ----------------

Net loss                                      $           (64,545)      $           12,948   $       (18,497)     $          74,232
                                               ==================        =================    ==============       ================

Loss per common share                                      ($.00)                     $.00            ($.00)                   $.00

--------------------------------------------------------------------------------
The accompanying note is an integral part of these financial statements.

                   INTERNATIONAL MANAGEMENT & RESEARCH CORP.
                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   1997                       1996
                                                           --------------------       ---------------------
Balance - Beginning of the period                      $             (1,503,438)  $              (1,503,386)

Net (Loss) Gain for the period                                          (64,545)                     12,948
                                                           --------------------       ---------------------

Balance - End of the period                            $             (1,567,983)  $              (1,490,438)
                                                           ====================       =====================

--------------------------------------------------------------------------------
The accompanying note is an integral part of these financial statements.

                   INTERNATIONAL MANAGEMENT & RESEARCH CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       1997                            1996
                                                                              ----------------------           ---------------------
Cash flows from operating activities
  Net income (loss)                                                         $               (64,545)         $               12,948
                                                                              ----------------------           ---------------------
  Adjustments to reconcile net loss to net cash used in
   operating activities
       Change in
        Accounts receivable                                                                    (440)                              0
        Increase in notes receivable                                                              0                          60,085
        Prepaid expenses and other current assets                                                 0                           4,968
        Accounts payable and accrued expenses                                                32,839                          47,906
        Due to affiliate                                                                     46,469                          24,571
                                                                              ----------------------           ---------------------
  Total adjustments                                                                          78,868                         137,530
                                                                              ----------------------           ---------------------
Net cash provided by (used in) operating activities                                          14,323                         150,478
                                                                              ----------------------           ---------------------

Cash flows from financing activities
  Principal payments of notes payable                                                             -                        (231,000)
                                                                              ----------------------           ---------------------
        Net cash provided by (used in) financing activities                                       -                        (231,000)
                                                                              ----------------------           ---------------------
Net increase (decrease) in cash and cash equivalents                                         14,323                         (80,522)
Cash and Cash equivalents, beginning                                                          7,138                          83,895
                                                                              ----------------------           ---------------------
Cash and cash equivalents, ending                                           $                21,461         $                 3,373
                                                                              ======================           =====================

Schedule of noncash financing transactions:
  In 1996, the company forgave notes and accrued interest receivable from Biosonics, Inc. totaling $379,968 in exchange for Biosonics, Inc. assuming liability of the Company.

--------------------------------------------------------------------------------
The accompanying note is an integral part of these financial statements.

                   INTERNATIONAL MANAGEMENT & RESEARCH CORP.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

NOTE 1 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1996. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine-month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 The 1996 consolidated financial statements include the accounts of International Management & Research Corporation and its wholly-owned subsidiary IMRC Holdings, Inc. (IMRCH). In accordance with guidelines established by the United States Securities and Exchange Commission, the 1996 financial statements prior to the period ending December 31, 1996 also include the accounts of Biosonics, Inc., which the Company had majority ownership of until September 1996. All intercompany balances and transactions have been eliminated.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

During the period ending September 30, 1996, Biosonics, Inc. ("Biosonics") increased its authorized shares and issued new shares to numerous individuals, primarily in exchange for debt, and from the conversion of preferred stock, IMRCH's ownership of common stock of Biosonics decreased to less than 50%. The Company through its wholly owned subsidiary IMRCH owned 110,138,930 shares or 38.26% of Biosonics common stock. Accordingly IMRC is no longer able to consolidate with Biosonics' financial statements. Financial statements prior to the period of September 30, 1996 include consolidated financial statements with Biosonics, Inc.

The Company is essentially a holding company. Except for certain management services provided to Biosonics, the company presently conducts no business of its own. Aside from certain overhead expenses, substantially all of the consolidated results of operations in 1996 relate to the operations of Biosonics. As previously noted, the Company's 1997 financial statements do not include the accounts of Biosonics.

In his capacity as an executive officer of IMRC, Mr. Paller deferred his salary from IMRC for the years ended December 31, 1989 through 1996, including $42,000 of deferred salary per year for the years ended December 31, 1994, 1995 and 1996

As a holding company, the Company does not have any substantial assets other than common stock of Biosonics.

Results of Operations

The Company had no operating activities except for certain services provided in connection with IMRCH's holding of Biosonics' common stock, as well as legal and accounting expenses related to reporting matters under federal securities laws.

IMRC loaned $17,000 to a non-affiliated party of the company, thereby generating interest income at 9% per annum, from this loan.

PART II          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

None

ITEM 2.          CHANGES IN SECURITIES.

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

                 *3.1 Articles of Incorporation (Exhibit to Registrant's Registration Statement on Form 10 ["Form 10"]

                 *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Form 10 ["Form 10"]

                 27       Financial Data Schedule

           (b)   Reports on Form 8-K:

                 None

-------------------------------------
*          Incorporated by reference



                                  SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                            INTERNATIONAL MANAGEMENT &
                                            RESEARCH CORP.

Date:   November      17    , 1997          By:   /s/Jack Paller
                 -----------                    --------------------

                                            Jack Paller, President, Chairman
                                            (Principal Executive Officer),
                                            Principal Financial Officer and
                                            Principal Accounting Officer and
                                            Sole Director