Form 10-K
period 1997-12-31
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1998-05-01
CIK 740892

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.     Yes    No

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

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: As of December 31st 1997, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.

Documents Incorporated by Reference:   None

PART I

ITEM 1.  BUSINESS

General Development of Business.

At December 31, 1997, International Management & Research Corporation ("IMRC") through its wholly owned subsidiary IMRC Holdings Inc. (IMRCH) owned 110,138,930 shares or 35.76% of Biosonics, Inc. common stock. As of December 31, 1996, IMRCH owned 38.26% of Biosonics, Inc. common stock. At December 31, 1995 and 1994, IMRC owned in excess of 50% of Biosonics common stock, accordingly, Biosonics' financial statements were included in the consolidated financial statements of IMRC. After Biosonics, in 1996, increased its authorized shares and issued new shares to numerous individuals, primarily in exchange for debt, and from the conversion of preferred stock, IMRCH's ownership of common stock of Biosonics decreased to less than 50%. Accordingly IMRC is no longer able to consolidate with Biosonics' financial statements. Currently, IMRC's only business is the ownership of the stock of Biosonics through IMRCH. IMRC may pursue the acquisition of operating companies.
However, IMRC has an agreement with Biosonics in which Biosonics has the right of first refusal for any proposal in the health care industry.

IMRC has not actively traded in the last several months. IMRC, when traded, is over-the-counter on the NASD Bulletin Board.

Employees

As of December 31, 1997, the Company had one employee. Its only employee is Jack Paller, its current president. If circumstances warrant, IMRC may engage additional employees to help manage its activities.

ITEM 2.  PROPERTIES.

The Company's principal place of business is 810 Lombard Street, Philadelphia, PA and the quarterly rent is $446, which is currently being accrued as an expense.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                                      HIGH BID        LOW BID
              1997
          First Quarter                $ .01          $ .01
          Second Quarter                 .125           .01
          Third Quarter                  .125           .03125
          Fourth Quarter                 .12            .04

              1996
          First Quarter                  .18            .035
          Second Quarter                 .22            .0625
          Third Quarter                  .17            .02
          Fourth Quarter                 .04            .01

The quotations set forth above were derived from National Quotation Bureau LLC and reflect inter-dealer prices without mark-up, mark-down or commissions, and may not necessarily represent actual transactions on the OTC Bulletin Board. Currently there is no current active trading market of the Company's stock. As of December 31, 1997, there were approximately 1,303 record holders of the Company's Common Stock. The Company has not, since its inception, declared any dividends.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            YEAR ENDED DECEMBER 31,
                                 1997(1)  1996(1)   1995(1)    1994(1)   1993(1)
STATEMENT OF LOSS DATA:
Operating Revenues                $   0   $   0    $ 62,506   $ 21,939  $ 30,578

Net expenses of development
stage subsidiary                  $   0   $   0    $526,689   $411,521   $322,879

NET LOSS                       ($83,124) ($  52)  ($456,835) ($485,718) ($401,958)
LOSS PER COMMON SHARE            ($.01)   ($.00)     ($.03)     ($.04)    ($.03)

                                                 AS OF DECEMBER 31,

BALANCE SHEET DATA:          1997(1)     1996(1)    1995(1)    1994(1)    1993(1)
Working Capital (Deficit) ($  449,949)($  336,825)($3,076,655)($2,759,158)($2,278,275)
Total Assets              $  105,727  $ 106,588  $  242,514  $  329,549  $  147,903
Total Liabilities         $  555,676  $ 473,413  $3,285,727  $3,066,409  $2,399,045
Shareholders' Deficit    ($  449,949)($ 366,825)($3,043,213)($2,736,860)($2,251,142)

-------------
(1) Years ended December 31, 1993 through December 31, 1995 include the accounts of
Biosonics, Inc., of which IMRC through its wholy-owned subsidiary IMRCH owned in excess of 50% of Biosonics' common stock. Financial information for the year ended December 31, 1996 and 1997 do not include Biosonics, Inc. financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources

During 1997, Dr. Brenman who previously owned more than 5% of IMRC Common Stock, divested himself in a private transaction to various individuals, none of which own an aggregate of 5% of IMRC Common Stock.

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

The Company is a holding company. Aside from payment of salary to an officer of the Company and certain overhead expenses, substantially all of the consolidated results of operations in 1995 and 1994 relate to the operations of Biosonics. As previously noted, the Company's 1997 and 1996 financial statements do not include the accounts of Biosonics. As a holding company, the Company does not have any substantial assets other than it's investment in the common stock of Biosonics, Inc. with a market value of approximately $6.6 million at December 31, 1997.

In recent years, the Company has acted as the receiving and disbursement agent for all cash receipts and disbursements for Biosonics. The resulting receivable or payable, as the case may be, is reflected in the Company's balance sheets and cash flow statements as advance to or from affiliates. The Company expects to continue this arrangement through 1998.

Results of Operations

In 1997, IMRC had no operating activities except for certain services provided in connection with IMRCH's holdings of Biosonics' common stock.

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

ITEM 11.  EXECUTIVE COMPENSATION.

                                       SUMMARY COMPENSATION TABLE
                                           ANNUAL COMPENSATION
NAME & PRINCIPAL POSITION     YEAR  SALARY ($)    BONUS ($)
Jack Paller, President, Chairman    97     $  42,000(1)       --
  and Chief Executive Officer       96        42,000(1)       --
                                    95        42,000(1)       --
------------


(1) Mr. Paller, the Company's sole director and executive officer, has deferred the receipt of all of his salary every year from the year ended
December 31, 1990 through December 31, 1997, and Mr. Paller did not receive or defer any other benefits or compensation for serving as an executive officer of IMRC during those years. In his capacity as an executive officer of Biosonics, Mr. Paller deferred his salary from Biosonics for the years ended December 31, 1989 through 1997, including
$103,000 of deferred salary per year for the years ended December 31, 1995, 1996 and 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

The following table lists the number of shares of IMRC Common Stock beneficially owned by all persons known to IMRC to be beneficial owners of more than 5% of IMRC Common Stock and by the sole director and officer of IMRC and the percentage of all outstanding shares held by such person:

Name of Beneficial Owner             No.  of Shares        Percentage
 Jack Paller (1)                    5,131,660             40.2 %
------
(1)  Mr. Paller's address is 260 New York Drive, Fort Washington,
Pennsylvania 19034

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All of the shares of common stock of Biosonics' owned by IMRCH and Jack
Paller are subject to a securities restriction agreement which prevents any sales by them of the Common Stock of Biosonics at less than $.05 per share.

During 1996, IMRC converted its series B preferred stock of Biosonics
Inc. into 7,000,000 shares of common stock of Biosonics Inc. Also IMRC transferred 550,000 shares of Biosonics' Common Stock held by it to two outside consultants for certain advertising and public relations services provided to Biosonics.

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






PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
           FORM 8-K.

     (A)  Financial Statements & Exhibits

      1.  Financial Statements                           Page
        Auditors' Report                                 F-1
        Balance Sheets at December 31, 1996 and 1997     F-2
        Statements of Operations for Each of the
         Three Years in the Period Ended
         December 31, 1997                               F-4
        Statements of Minority Interest and Changes
         in Shareholders' Equity (Deficiency) for
         each of the Three Years in the Period
         ended December 31, 1997                         F-6
        Statements of Cash Flows for each of the
         Three Years in the Period ended December
         31, 1997                                        F-7
        Notes to Financial Statements                    F-9

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

        27.  Financial Data Schedule

     (B)  Reports on 8-k

       The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.
--------
*      Incorporated by reference.

                             SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INTERNATIONAL MANAGEMENT &
                                   RESEARCH CORPORATION


                BY: /S/JACK PALLER    PRESIDENT


Date: 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                   BY: /S/JACK PALLER

                                        Jack Paller, President, Chairman
                                     (Principal Executive Officer),
                                      Treasurer (Principal Financial
                                      Officer and Principal Accounting
                                      Officer) and Director

Date:  1998

                    INTERNATIONAL MANAGEMENT & RESEARCH

                               CORPORATION


                                  *  *  *


                        December 1997, 1996 and 1995

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                 CONTENTS

                        December 31, 1997 and 1996

                                                       Page number
Auditors' Report                                       F-l & F-2

Consolidated Financial Statements:

      Balance Sheets at December 31, 1997 and 1996     F-3

      Statements of Operations for Each of the
      Three Years in the Period Ended
      December 31, 1997                                 F-4 & F-5

      Statements of Minority Interest and Changes
      In Shareholders' Deficiency                      F-6

      Statements of Cash Flows for Each of the
      Three Years in the Period Ended
      December 31, 1997                                F-7 & F-8

      Notes to Consolidated Financial Statements       F-9 through F-17

                  INDEPENDENT AUDITORS' REPORT



Board of Directors

International Management & Research Corporation


We have audited the accompanying consolidated balance sheets of International Management & Research Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, minority interest and changes in shareholders'deficiency, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Management & Research Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, certain errors resulting from the Company's development stage subsidiary not recording stock options issued in 1995 were subsequently discovered by management. Accordingly, the Company has restated its 1995 financial statements to conform with generally accepted accounting principles.

                              /s/ Morris J. Cohen & Co., P.C.


                              MORRIS J. COHEN & CO., P.C.

                              Philadelphia, Pennsylvania
                              February 24, 1998

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and 1996


<CAPTION
                             ASSETS

                                            1997          1996
                                         ----------   ----------
Current assets
  Cash                                   $    5,837   $    7,138
  Note receivable                            37,000       37,000
  Advances to affiliate                      62,450       62,450
  Other receivable                          440
                                         ----------   ----------
       Total assets                  $  105,727   $  106,588
                                         ==========   ==========

               LIABILITIES AND SHAREHOLDERS' DEFICIENCY


Current liabilities
  Accrued payroll and rent, officer      $  378,744   $  334,960
  Accounts payable and accrued expenses    60,326       60,326
  Due to affiliate                          116,606       78,127
                                          ---------    ---------
       Total current liabilities            555,676      473,413
                                         ----------    ---------

Commitments and contingencies (Note 6)


Shareholders' deficiency
  Common stock, $.005 par value,
   50,000,000 shares authorized,
   12,760,140 shares issued and
   outstanding                            63,801       63,801
  Capital in excess of par value          1,072,812    1,072,812
  Accumulated deficit                   ( 1,586,562) ( 1,503,438)
                                        ------------  ----------
                                        (   449,949) (   366,825)
       Total liabilities and            ------------  ----------
        shareholders' deficiency         $  105,727   $  106,588
                                        ============ ===========

The accompanying notes are an integral part of these financial statements.

        INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
            Years Ended December 31, 1997 and 1996


                                           1997         1996
                                         --------     --------
General and administrative expenses       $84,654     $100,157
                                         ---------    --------

Other income
  Gain on sale of securities                            85,000
  Interest income                           1,530       15,105
                                         ---------     --------
                                            1,530      100,105
                                         ---------     --------

Net loss                                 ($83,124)   ($     52)
                                         =========    =========

Loss per common share outstanding          ($.01)       ($.00)
                                          =======       ======

The accompanying notes are an integral part of these financial statements.

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              CONSOLIDATED STATEMENT OF OPERATIONS (RESTATED)
                       Year Ended December 31, 1995


Revenue
  Sale of medical devices                     $  62,506

Direct expenses
  Cost of sales, medical devices                41,980
                  ------------
Gross profit                                     20,526
                  ------------
Other expenses
  Expenses of development stage
   subsidiary
    Research and development costs               20,117
    Professional fees                            54,697
    Other development stage
     expenses                                   539,625
                                            ------------
  Total expenses of development
   stage subsidiary                             614,439

  General and administrative
   expenses                                     113,842
                                            ------------
  Total other expenses                          728,281
                                            ------------
Investment and other income                      13,652
                  ------------
Loss before minority interest                 ( 694,103)

Minority interest in loss of
 subsidiary                                     193,252
                                            ------------
Net loss                                      ($500,851)
                                            ============
Loss per common share outstanding                ($.04)


The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
               CONSOLIDATED STATEMENTS OF MINORITY INTEREST AND
                CHANGES IN SHAREHOLDERS' DEFICIENCY (RESTATED)

                                                      Minority
                                                      Interest

Balance at December 31, 1994                         $   -0-

Issuance of preferred stock of
 consolidated subsidiary                               149,518

Stock options granted by
 consolidated subsidiary                                43,734

Net loss, year ended December 31, 1995               ( 193,252)

Balance at December 31, 1995

Adjustment for change in reporting entity(1)

Net loss, year ended December 31, 1996

Balance at December 31, 1996

Net loss, year ended December 31, 1997

Balance at December 31, 1997                          $   -0-


(1) The Company's ownership interest in Biosonics, Inc. was more than 50% until September 1996. Accordingly, the accounts of Biosonics, Inc. were included in the Company's consolidated financial statements through December 31, 1995, however, they were not included in the Company's consolidated financial statements in 1997 and 1996.





The accompanying notes are an integral part of these financial statements.

                    Shareholders' Deficiency
                       Capital in
     Common Stock       Excess of   Accumulated
  Shares      Amount    Par Value     Deficit         Total
12,760,140   $63,801   $7,481,565   ($10,282,226)   ($2,736,860)



                          150,482                       150,482

                           44,016                        44,016
                                    (    500,851)   (   500,851)

12,760,140    63,801    7,676,063   ( 10,783,077)   ( 3,043,213)

                      ( 6,603,251)     9,279,691      2,676,440

                                    (         52)   (        52)

12,760,140    63,801    1,072,812   (  1,503,438)   (   366,825)

                                    (     83,124)   (    83,124)

12,760,140   $63,801   $1,072,812   ($ 1,586,562)   ($  449,949)

               INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1997 and 1996

                                          1997          1996
                                        ---------    ---------
Cash flows from operating activities
  Net loss                              ($83,124)    ($     52)
                                        ---------    ----------
  Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities
   Changes in operating assets and
    liabilities
     Prepaid expenses and other
      current assets                    (    440)        4,968
     Accrued payroll and rent, officer    43,784        48,994
     Accounts payable and accrued
      expenses                                        5,210
                                        ---------     ---------
                                          43,344        53,962
                                        ---------     ---------
  Net cash provided by (used in)
   operating activities                 ( 39,780)       53,910
                                        ---------     ---------
Cash flows from investing activities
  Increase in notes receivable                          60,085
  Advances from affiliate                 38,479        40,248
                                        ---------     ---------
  Net cash provided by investing
   activities                             38,479       100,333
                                        ---------     ---------
Cash flows from financing activities
  Principal payments of note payable                 ( 231,100)
                                        ---------     ---------

  Net cash used in financing activities              ( 231,000)
                                        ---------     ---------

Decrease in cash                        (  1,301)    (  76,757)

Cash, beginning                            7,138        83,895
                                        ---------    ----------
Cash, ending                             $ 5,837      $  7,138
                                        =========    ==========




The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (RESTATED)
                        Year Ended December 31, 1995

Cash flows from operating activities
  Net loss                                       ($500,851)
                                                 ----------
  Adjustments to reconcile net loss to net
   cash used in operating activities
    Minority interest                            ( 193,252)
    Depreciation and amortization                   20,117
    Common stock options issued by
     subsidiary for services                        87,750
    Changes in operating assets and
     liabilities
      Accounts receivable                        (  16,543)
      Inventories                                   15,603
      Prepaid expenses and other
       current assets                                8,901
      Accounts payable and accrued expenses        197,718
                                                  ---------
                                                   120,294
                                                  ---------
  Net cash used in operating activities        ( 380,557)
                                                  ---------
Cash flows from investing activities
  Capital expenditures                           (  31,261)
                                                 ----------
  Net cash used in investing activities        (  31,261)
                                                 ----------
Cash flows from financing activities
  Proceeds from issuance of notes payable           20,000
  Increase in payments received for
   unissued debentures and securities                1,600
  Proceeds from issuance of subsidiary
   preferred stock                                 300,000
                                                 ----------
  Net cash provided by financing activities        321,600
                                                 ----------
Decrease in cash                                 (  90,218)

Cash, beginning                                    174,374
                                                 ----------
Cash, ending                                      $ 84,156
                                                 ==========

The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 1997, 1996 and 1995



1.   Nature of business and significant accounting policies

Business

International Management & Research Corporation (IMRC)(the Company) is a holding Company with investments in Biosonics, Inc., a development stage corporation involved in medical research.

Summary of significant accounting policies

Consolidation policy

At December 31, 1997 and 1996, IMRC, through its wholly-owned subsidiary - IMRC Holdings, Inc., (IMRCH), owned 110,138,930 shares or 35.76% and 38.26% respectively, of the common stock of Biosonics, Inc. Accordingly, for 1997 and 1996, the Company's investment is being accounted for using the equity method (cost of $-0-, market value of approximately $6.6 million and $5.5 million at December 31, 1997 and 1996 respectively). At December 31, 1995, IMRC owned more than 50% of the common stock of Biosonics, Inc. and, accordingly, Biosonics, Inc.'s financial statements are included in the 1995 consolidated financial statements of IMRC. All intercompany balances and transactions have been eliminated.

Stock ownership

The Company's president owns approximately 40% of the common stock of the Company and 4% of the common stock of Biosonics, Inc.

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

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1997, 1996 and 1995


1.     Nature of business and significant accounting policies
(Continued)

Cash transactions

During 1997, 1996 and 1995 IMRC acted as the disbursing and receiving agent for all cash disbursements and receipts for Biosonics, Inc.

Loss per share

Loss per share was calculated based on the weighted average shares outstanding of 12,760,140 for each of the years in the three-year period ended December 31, 1997.

Deferred income taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax bases of the Company's assets and liabilities.

Reclassifications

The 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

2.     Restatement of financial statements

The Company has restated its financial statements for the year ended December 31, 1995. This was necessary because the Company's development stage subsidiary had granted stock options to non-employees in 1995 in exchange for various services provided to the Company. The value of these options and the related services received were not previously reflected in the Company's 1995 financial statements.

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


2.     Restatement of financial statements (Continued)

The effect on the Company's financial statements as originally reported is as follows:

                                   As reported    As restated
Other development
  stage expenses                     $451,875       $539,625

Net loss                            ( 456,835)     ( 500,851)

Loss per common shares                 ($.03)         ($.04)

3.     Advance to affiliate and due to affiliate

At December 31, 1997 and 1996, advance to affiliate and due to affiliate represent unsecured, non-interest bearing advances, to and from Biosonics, Inc.

4.     Shareholders' equity

The Company is subject to a securities restriction agreement with the Pennsylvania Securities Commission which provides that it will not sell any of its shares of Biosonics, Inc.'s common stock for less than $.05 per share. This restriction also applies to certain controlling shareholders of Biosonics, Inc.

5.     Income taxes

The Company and its wholly-owned subsidiary file a consolidated federal tax return.

The Company has available at December 31, 1997, unused operating loss carry-forwards which may provide future tax benefits expiring as follows:

     Year of Expiration            Carryforwards
            2007                     $  3,000
            2008                       12,000
            2009                       19,000
            2010                       40,000
            2011                       34,000
                                     ---------
                                     $108,000

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1997, 1996 and 1995


5.     Income taxes (Continued)

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1997 and 1996 are as follows:

                                          1997        1996
Net operating loss carryforwards        $45,000      $25,000

  Less valuation allowance               45,000       25,000

    Net deferred tax asset              $ -0-        $ -0-

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


6.     Commitments and contingencies

Leases

The Company leases its office from an officer of the Company under a month-to-month operating lease with lease payments aggregating $1,784 annually. Accrued but unpaid rents related to this lease of $28,744 and $26,960 at December 31, 1997 and 1996, respectively, are included in accrued expenses.

Rent expense was $1,784, $1,784 and $35,645 for the years ended December 1997, 1996 and 1995, respectively.

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995


6.     Commitments and contingencies (Continued)

Legal matters

Convertible debenture offering

In 1989 Biosonics, Inc. raised $207,000 through a public offering of its 11-1/2% convertible debentures. The Company terminated the offering prior to completion. Debentures were not returned to the investors with the exception of $4,000. Biosonics did offer investors the right to convert amounts paid for the unissued debentures into the Company's common stock and $16,000 of said amount was converted into 1,180,000 shares of common stock.

Unissued securities

During 1993 and 1994, IMRC borrowed an aggregate of $335,000, $120,000 of which was pursuant to loans that were convertible into Biosonics common stock owned by IMRCH, at $.01 and $.02 per share. With respect to $215,000 of the loans, IMRCH agreed to issue to the lenders 3,000,000 shares of Biosonics common stock owned by IMRCH. These shares were issued by IMRCH in 1996. In addition, during 1994, IMRCH raised $190,161 through the sale of Biosonics common stock owned by IMRCH at a range of $.02 to $.05 per share. In 1996, Biosonics assumed the obligations of the IMRC loans totaling $335,000. In addition, Biosonics assumed IMRC's obligation in connection with the $190,161 raised by IMRC for the sale of Biosonics stock. Biosonics also assumed $68,207 in loans and accrued interest owed to family members of the Company's president by IMRC. These obligations were then settled by Biosonics through the con-version of these liabilities into 15,368,820 shares of Biosonics common stock.

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

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997, 1996 and 1995



6.     Commitments and contingencies (Continued)

Other matters

IMRC has an agreement with Biosonics, Inc. in which Biosonics has the right of first refusal on any proposal for acquisitions in the health care industry.

7.     Supplemental disclosure of cash flow information

                                    Year Ended December 31,
                                   1997      1996       1995
Cash paid for
  Interest                        $1,314   $61,869    $25,070

Supplemental schedule of noncash financing activities

In 1996, the Company forgave notes and accrued interest receivable from Biosonics, Inc. totaling $379,968 in exchange for Biosonics, Inc. assuming liabilities of the Company.

8.     Interest expense

Interest expense for the years ended December 1997, 1996, and 1995 was $1,314, $46,153, and $99,490, respectively.

9.     Transactions in stock of Biosonics, Inc.

During 1996, IMRCH converted its Series B preferred stock of Biosonics, Inc. into 7,000,000 shares of common stock of Biosonics, Inc. Also, IMRCH recorded a gain of $85,000 on the transfer of 550,000 shares of its Biosonics common stock to consultants who had provided services to Biosonics, Inc.

                 INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995


9.     Transactions in stock of Biosonics, Inc. (Continued)

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

In February 1995, the Company's development stage subsidiary granted to non-employees common stock options for 10,000,000 shares, exercisable at $.01 per share. These options were issued in exchange for various services performed on the Company's behalf. Transfer of the shares, issued upon the exercise of the options, will be restricted subject to registration requirements of the Securities Act of 1933 or an exemption from such requirements such as Rule 144 of the SEC. The fair value of these options was estimated on the grant dates using the Black-Scholes option-pricing model with the following assumptions used:

         Dividend yield                          0%
         Expected volatility                   138%
         Risk-free interest rate                 6%
         Expected life                         2-4 years
         Discount for lack of marketability     35%
         Estimated fair value                 $87,750

The estimated fair value of these options is included in other development stage expenses in the accompanying financial statements.

               INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995


10.     Segment information

As discussed in Note 1, in 1995, the Company operated principally in one business segment in the United States, medical research. Identifiable information is as follows:

                           Medical              Other
                           Research       Corporate Activities
                            1995                 1995
                         ----------       -----------------
Revenues                  $ 62,506
Net loss before
  minority interest      ($609,485)          ($ 84,618)

Total assets              $133,650            $108,864

Depreciation and
     amortization         $ 20,117

Capital expenditures      $ 31,261

11.     Investment in Biosonics, Inc.

Summarized financial information for this affiliate in 1997 and 1996 are as follows:

                                   1997             1996
Earnings data
  Net sales                     $ 26,763         $ 40,774
  Gross profit                     4,124           10,566
  Net loss                     ( 866,454)       ( 777,397)

Balance sheet data
  Current assets              $  132,872       $  150,749
  Noncurrent assets               22,251           23,438
  Current liabilities          2,456,138        2,300,776
  Shareholders' deficiency   ( 2,301,015)     ( 2,126,589)

                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995


11.     Investment in Biosonics, Inc. (Continued)

Summarized financial data for the Company for 1995 restated to retroactively reflect the use of the equity method for this subsidiary, is as follows:

Earnings data for 1995
  Net sales                           $  -0-
  Net loss                          (  84,618)

Balance sheet data for 1995

  Current assets                     $590,487
  Noncurrent assets                  -0-
  Current liabilities                 957,260
  Shareholders' deficiency          ( 366,773)

12.     Quarterly results (Unaudited)

                                                        Net
                                   Gross       Net      Loss
                                   Profit     Income    Per
                        Sales      (Loss)     (Loss)    Share
                      --------   ---------  ---------  -------
   1997 - 1st Quarter                       ($ 15,167) ($.00)
          2nd Quarter                       (  46,047) ( .01)
          3rd Quarter                       (  18,497) ( .00)
          4th Quarter                       (   3,413) ( .00)
                                            ---------- ------
           Total                            ($ 83 124) ($.01)

   1996 - 1st Quarter                       ($ 17,998) ($.00)
          2nd Quarter                       (  13,285) ( .00)
          3rd Quarter                          44,231    .00
          4th Quarter                       (  13,000) ( .00)
                                            ---------  ------
           Total                            ($     52) ($.00)

    1995 - 1st Quarter  $10,595   $ 3,618   ($237,227) ($.02)
           2nd Quarter   11,931     3,833   ( 147,352) ( .01)
           3rd Quarter   23,190     5,168   (  60,128) ( .01)
           4th Quarter   16,790     7,907   (  56,144) ( .00)
                        -------   -------   ---------- ------
           Total        $62,506   $20,526   ($500,851) ($.04)






                INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


12.     Quarterly results (Unaudited) (Continued)

The following is a reconciliation of 1995 quarterly results (unaudited) as originally reported in the Company's 1995 Form 10-Q filing, adjusted for the issuance of stock options by Biosonics, Inc. which was not previously reported.

                     Originally                       As
                      Reported       Adjustment    Adjusted
1995-1st Quarter
  Net loss           ($193,211)      ($44,014)    ($237,227)
  Net loss
    per share            ($.01)         ($.01)        ($.02)
