Form 10QSB
period 1998-03-31
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1998-05-19
CIK 740892

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                            ------------
                             FORM 10-QSB
                            ------------
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                Commission File Number:  0-11586
       INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              ------------------------------
     (Exact name of registrant as specified in its charter)

Pennsylvania                    23-0350710
---------------------           --------------------
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

                          260 New York Drive
                 Fort Washington, Pennsylvania 19034
                     -------------------------
         (Address of principal executive offices) (Zip Code)

                            (215) 646-7100
                      ------------------------
         (Registrant's telephone number including area code)

                                 N/A
                      ------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 _X__ Yes ___ No

Indicate the number of shares outstanding of each of the issuers
shares of common stock, as of the latest practicable date:   As
of March 31st 1996, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.

           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                INDEX

                                                       Page
                                                     Number
PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets:
         March 31, 1998 and December 31, 1997             3

         Consolidated Statements of Loss:
         Three Months Ended March 31,1998 and 1997        4

         Consolidated Statements of Accumulated Deficit:
         Three Months Ended March 31,1998 and 1997        5

         Consolidated Statements of Cash Flows:
         Three Months Ended March 31,1998 and 1997        6

         Note to Consolidated Financial Statements        7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                8

Item 6.  Exhibits and Reports on Form 8-K                 8

Signatures                                                9

           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     CONSOLIDATED BALANCE SHEETS

                                Assets

                                       Unaudited
                                        March 31    DECEMBER 31
                                          1998         1997
Current assets
 Cash                                $    19,622    $     5,837
 Note Receivable                          37,000         37,000
 Advances to affiliate                    62,450         62,450
 Other receivables                         1,169            440
                                       ---------      ---------
             Total assets              $ 120,241      $ 105,727

                Liabilities and Shareholders' Deficit

Current liabilities
 Accrued payroll and rent, officer       389,690    $   378,744
 Accounts payable and accrued expenses    60,326         60,326
 Due to affiliate                        135,393        116,606
                                        --------       --------
       Total current liabilities         585,409        555,676

Shareholders' deficit
 Common stock - $.005 par value,
  50,000,000 shares authorized
  12,760,140 shares issued and
  outstanding                              63,801        63,801
  Capital in excess of par value        1,072,812     1,072,812
  Accumulated deficit                 ( 1,601,781)   (1,586,562)
                                       -----------   -----------
       Total shareholders' deficit    (   465,168)   (  449,949)
                                       -----------    ----------
           Total liabilities and
              shareholders' deficit    $  120,241     $ 105,727

 The accompanying note is an integral part of these financial statements.

           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                   CONSOLIDATED STATEMENTS OF LOSS
                             (UNAUDITED)

                                             THREE MONTHS ENDED
                                                   March 31 ,
                                              1998        1997
General and administrative expenses         $15,602    $15,550
                                            --------   --------
Other income
 Gain on sale of securities                     0            0
 Interest income                                382        383
                                            --------   --------
       Total investment and other income        382        383
                                            --------   --------
Net loss                                   $(15,220)  ($15,167)
                                            --------   --------
Loss per common share outstanding            ($.001)   ($.001)


 The accompanying note is an integral part of these financial statements.

           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
            CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                             (UNAUDITED)

                                         THREE MONTHS ENDED
                                               MARCH 31,
                                           1998        1997
BALANCE - BEGINNING OF THE PERIOD    ($1,586,561)  ($1,503,438)


  NET (LOSS) GAIN FOR THE PERIOD     (     15,220) (    15,167)


BALANCE - END OF THE PERIOD          ($1,601,781)  ($1,518,605)


 The accompanying note is an integral part of these financial statements.

           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                           1998         1997
Cash flows from operating activities
 Net income (loss)                     ($  15,220)  ($ 15,167)
 Adjustments to reconcile net loss
   to net cash used in
   operating activities
  Changes in operating assets and
    liabilities
    Accounts Receivable                   (   728)          0
    Accrued payroll and rent, officer      10,946      10,945
                                          --------     ------
 Total adjustments                         10,218      10,945

 Net cash provided by (used in)
   operating activities                  (  5,002)   (  4,222)
                                         --------     --------
Cash flows from investing activities
    Advances from affiliates               18,787      115,898
                                         --------     --------
 Net cash provided by investing
   activities                              18,787      115,898
                                         --------     --------
Net increase (decrease)  in cash           13,785      111,676

Cash beginning                              5,837        7,138
                                         ---------    --------
Cash ending                              $ 19,622    $ 118,814


 The accompanying note is an integral part of these financial statements.

           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998


Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with he financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three-month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATIONS

PLAN OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  *3.1 Articles of Incorporation (Exhibit to Registrant's
Registration Statement on Form 10 ["Form 10"]).

  *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Form 10)

  27.  Financial Data Schedule

(b) Reports on Form 8-K:

  The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


               INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION



Date: May 15,      1998          By:    /s/Jack Paller
                             Jack Paller, President, Chairman
                             (Principal Executive Officer),
                             Principal Financial Officer and
                             Principal Accounting Officer and
                             Sole Director