Form 10QSB
period 1998-06-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1998-08-10
CIK 740892

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                    Commission File Number:  0-11586
             INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

    (Exact name of small business issuer as specified in its charter)

Pennsylvania                       23-0350710
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

                           810 Lombard Street
                    Philadelphia, Pennsylvania 19147
           (Address of principal executive offices) (Zip Code)

                             (215) 923-6850
             (Issuer's telephone number including area code)

                                   N/A
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  X Yes       No


State the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date:
as of June 30th 1998, there were outstanding 12,760,140 shares of the Issuer's Common Stock, $.005 par value.


             INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                  INDEX

                                                                  Page
                                                                Number

PART IFINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

Consolidated Balance Sheets:
June 30, 1998 and December 31, 1997                                  3

Consolidated Statements of Loss:
Three and Six Months Ended June 30, 1998 and 1997                    4

Consolidated Statements of Accumulated Deficit:
Six Months Ended June 30, 1998 and 1997                              5

Consolidated Statements of Cash Flows:
Six Months Ended June 30, 1998 and 1997                              6

Note to Consolidated Financial Statements                            7

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  8

PART IIOTHER INFORMATION

Item 1.Legal Proceedings                                             8

Item 6.Exhibits and Reports on Form 8-K                              8

Signatures


              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEETS


ASSETS

                                                   Unaudited  DECEMBER 31,
                                                   JUNE 30, 1998    1997

Current assets

Cash                                                    $1,599       $5,837

Notes receivable                                        32,000       37,000

Advances to affiliate                                   62,450       62,450

Other receivables                                        1,180          440

Total assets                                           $97,229     $105,727



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accrued payroll and rent, officer                     $400,636     $378,744

Accounts payable and accrued expenses                   60,326       60,326

Due to affiliate                                        32,340      116,606

Total current liabilities                              493,302      555,676



Shareholders' deficit

Common stock - $.005 par value, 50,000,000
shares authorized                                       63,801       63,801
   12,760,140 shares issued and outstanding

Capital in excess of par value                       1,072,812    1,072,812

Accumulated deficit                                (1,532,686)  (1,586,562)

Total shareholders' deficit                          (396,073)    (449,949)

Total liabilities and shareholders' deficit            $97,229     $105,727


The accompanying note is an integral part of these financial statements

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF LOSS
                                (UNAUDITED)


                                                SIX MONTHS ENDED JUNE 30,

                                                    1998        1997

General and administrative expenses                 $26,890     $46,813



Other income

Gain on sale of securities                            80,000      -
Interest income                                          765        765

Total other income                                    80,765        765



Net loss                                             $53,875    $(46,047)



Loss per common share outstanding                      $.004    ($.0036)


                                                    THREE MONTHS ENDED JUNE 30
                                                     1998         1997

General and administrative expenses                  $11,288      $31,263

Other income

Gain on sale of securities                            80,000         -
Interest income                                          382           383

Total other income                                    80,382           383

Net loss                                             $69,094      $(30,880)

Loss per common share outstanding                      $.005        $(.0024)


The accompanying note is an integral part of these financial statements.

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                (UNAUDITED)




                                          SIX MONTHS ENDED
                                          JUNE 30,

                                            1998               1997

BALANCE - BEGINNING OF THE PERIOD           $(1,586,561)       $(1,503,438)

NET LOSS                                          53,875           (46,047)

BALANCE - END OF THE PERIOD                 $(1,532,686)       $(1,549,485)


The accompanying note is an integral part of these financial statements.

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                    SIX MONTHS ENDEDJUNE 30


                                                       1998        1997

Cash flows from operating activities

Net income (loss)                                       $53,875   $(46,047)

Adjustments to reconcile net loss to net cash used in operating activities

Change in operating assets and liabilities

Accounts receivable                                       4,260       -

Accrued payroll and rent, officer                        21,892      21,891

Total adjustments                                        26,152      21,891



Net cash provided by (used in) operating activities      80,027    (24,156)



Cash flows from investing activities

Advances from affiliates                               (84,265)     158,442

Net cash provided by investing activities              (84,265)     158,442

Net increase (decrease) in cash                         (4,238)     134,286

Cash beginning                                            5,837       7,138

Cash ending                                              $1,599    $141,424



The accompanying note is an integral part of these financial statements

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30 , 1998



Note 1 -    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six-month period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

International Management & Research Corporation's ("IMRC") only business is the ownership of the stock of Biosonics through IMRC Holdings ("IMRCH"). IMRC may pursue the acquisition of additional operating companies. However, IMRC has an agreement with Biosonics in which Biosonics has the right of first refusal for any proposal in the health care industry.

IMRC has not actively traded in the last several months. IMRC, when traded, is over-the-counter on the NASD
Bulletin Board.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had no operating activities except for certain services provided in connection with IMRCH's holding of Biosonics' common stock.

During this period, IMRC transferred 1,600,000 shares of Biosonics' common stock for the issuance of these shares to three financial consultants working for Biosonics and IMRC.

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


                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                    INTERNATIONAL MANAGEMENT &
               RESEARCH CORPORATION



Date:   August 10,  1998               By:    /s/Jack Paller

                                       Jack Paller, President, Chairman
                                       (Principal Executive
                                       Officer), Principal Financial Officer
                                       and Principal Accounting
                                       Officer and Sole Director