Form 10QSB
period 1998-09-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1998-11-13
CIK 740892

<PAGE 1>
                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                  Commission File Number:  0-11586
        INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
(Exact name of small business issuer as specified in its charter)

PENNSYLVANIA                                 23-0350710
(State or other jurisdiction of             (IRS Employer
incorporation or organization)              Identification No.)

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

State the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: as of September 30th 1998, there were outstanding 12,760,140 shares of the Issuer's Common Stock, $.005 par value.




<PAGE 2>


        INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                          INDEX

                                                Page
                                                Number

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets:
September 30, 1998 and December 31, 1997          3

Consolidated Statements of Loss:
Three and Nine Months Ended
September 30, 1998 and 1997                       4

Consolidated Statements of Accumulated Deficit:
Nine Months Ended September 30, 1998 and 1997     5

Consolidated Statements of Cash Flows:
Nine Months Ended September 30, 1998 and 1997     6

Note to Consolidated Financial Statements         7

Item 2.Management's Discussion and Analysis
   of Financial Condition and Results
   of Operations                                  8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                        8

Item 6.Exhibits and Reports on Form 8-K           8

Signatures                                        9

<PAGE 3>
        INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
               (A DEVELOPMENT STAGE ENTERPRISE)
                        BALANCE SHEETS


                            ASSETS

                                   Unaudited      DECEMBER 31,
                                   September 30,  1997
                                   1998
Current assets

Cash                               $8,984          $5,837
Notes receivable                   32,000          37,000
Advances to affiliate              62,450          62,450
Other receivables                     0               440

TOTAL ASSETS                       $103,434        $105,727

              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accrued payroll and rent, officer  $411,581         $378,744
Accounts payable and accrued
    expenses                         60,326           60,326
Due to affiliate                     39,985          116,606

TOTAL CURRENT LIABILITIES           511,892          555,676

Shareholders' deficit

Common stock - $.005 par value,
   50,000,000 shares authorized
   12,760,140 shares issued
   and outstanding                    63,801           63,801
Capital in excess of par value       1,072,812        1,072,812
Accumulated deficit                  (1,545,071)     (1,586,562)

Total shareholders' deficit           (408,458)        (449,949)

TOTAL LIABILITIES AND SHAREHOLDERS'
           DEFICIT                    $103,434          $105,727

The accompanying note is an integral part of these financial statements

<PAGE 4>
        INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
               (A DEVELOPMENT STAGE ENTERPRISE)
                    STATEMENTS OF LOSS
                        (UNAUDITED)

                           NINE MONTHS ENDED  THREE MONTHS ENDED
                           September 30,      September 30,
                           1998     1997      1998      1997

GENERAL AND ADMINISTRATIVE
      EXPENSES             $39,657  $65,693   $11,288    $18,880

Other income

Gain on sale of securities  80,000      -      80,000       -
Interest income              1,148    1,148       382        383

TOTAL OTHER INCOME          81,148    1,148     80,382       383


NET GAIN (LOSS)            $41,491   $(64,545)  $69,094 $(18,497)


LOSS PER COMMON SHARE
    OUTSTANDING             $.0032    ($.0036)   $.005   ($.0024)

The accompanying note is an integral part of these financial statements.



<PAGE 5>
           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
    STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                           (UNAUDITED)

                               NINE MONTHS ENDED
                                 September 30,
                            1998                1997

BALANCE -
  BEGINNING OF THE PERIOD   $(1,586,562)        $(1,503,438)

NET (LOSS) GAIN                  41,491             (64,545)

BALANCE -
  END OF THE PERIOD         $(1,545,071)        $(1,567,983)


The accompanying note is an integral part of these financial statements.

























<PAGE 6>
         INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                   NINE MONTHS ENDED
                                     September 30
                                 1998            1997

Cash flows from operating activities

Net income (loss)                $41,491         $(64,545)

Adjustments to reconcile net
 loss to net cash used
 in operating activities

Change in operating assets and
 liabilities
   Accounts receivable              5,440             (440)
   Accrued payroll and rent,
     officer                       32,837            32,839
Total adjustments                  38,277            32,399


Net cash provided by (used in)
    operating activities           79,768            (32,146)


Cash flows from investing activities
  Advances from affiliates        (76,621)            46,469

Net cash provided by
   investing activities           (76,621)            46,469

Net increase (decrease) in cash     3,147             14,323

Cash beginning                      5,837              7,138

Cash ending                        $8,984             $21,461

The accompanying note is an integral part of these financial statements


<PAGE 7>
         INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
             NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998



Note 1 -    The unaudited financial statements presented herein
have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1997. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.



<PAGE 8>
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

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



<PAGE 9>
                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                           INTERNATIONAL MANAGEMENT &
                            RESEARCH CORPORATION

DATE:   NOVEMBER 12, 1998   BY:     /S/JACK PALLER

                             Jack Paller, President, Chairman
                             (Principal Executive Officer),
                             Principal Financial Officer and
                             Principal Accounting Officer and
                             Sole Director