Form 10-K
period 1998-12-31
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1999-04-22
CIK 740892

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to _______.

                    Commission File Number:  0-11586
             INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
       (Exact name of registrant as specified in its charter)

Pennsylvania                       23-0350710
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)     No.)

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

Indicate the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date:
As of December 31st 1998, there were outstanding 12,760,140 shares of the Registrant's Common Stock, $.005 par value.

Documents Incorporated by Reference:   None


                                 PART I

ITEM 1.   BUSINESS

General Development of Business.

At December 31, 1998, International Management & Research Corporation ("IMRC") through its wholly owned subsidiary IMRC Holdings Inc. (IMRCH) owned 108,538,930 shares or 33.19% of Biosonics, Inc. common stock. As of December 31, 1996, IMRCH owned 38.26% of Biosonics, Inc. common stock. At December 31, 1995 and 1994, IMRC owned in excess of 50% of Biosonics common stock, accordingly, Biosonics' financial statements were included in the consolidated financial statements of IMRC. After Biosonics, in 1996, increased its authorized shares and issued new shares to numerous individuals, primarily in exchange for debt, and from the conversion of preferred stock, IMRCH's ownership of common stock of Biosonics decreased to less than 50%. Accordingly IMRC is no longer able to consolidate with Biosonics' financial statements. Currently, IMRC's only business is the ownership of the stock of Biosonics through IMRCH. IMRC may pursue the acquisition of operating companies. However, IMRC has an agreement with Biosonics in which Biosonics has the right of first refusal for any proposal in the health care industry.

IMRC has not actively traded in the last several months. IMRC, when traded, is over-the-counter on the NASD Bulletin Board.

Year 2000

IMRC's only business is the ownership of stock in Biosonics through IMRCH, therefore the Company is not directly effected by the Y2K bug. Biosonics has released a report explaining that their product is not computerized and therefore not effected, and the operations of the company, including the computers, software, telephone and voice mail systems, digital printers, faxes and other instruments of the office have been upgraded, since the company moved to a new location. Biosonics has a plan in effect that will confirm all service, manufacturing and supply companies supply Y2K compliance letters prior to signing contracts or agreements.

Employees

As of December 31, 1998, the Company had one employee. Its only employee is Jack Paller, its current president. If circumstances warrant, IMRC may engage additional employees to help manage its activities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

                      High Bid   Low Bid

1998

First Quarter            0.120     0.070
Second Quarter           0.150     0.070
Third Quarter            0.150     0.020
Fourth Quarter           0.050     0.020

1997

First Quarter            0.010     0.010
Second Quarter           0.125     0.010
Third Quarter            0.125   0.03125
Fourth Quarter           0.120     0.040

The quotations set forth above were derived from National
Quotation Bureau LLC and reflect inter-dealer prices without mark-up, mark-down or commissions, and may not necessarily represent actual transactions on the OTC Bulletin Board.
Currently there is no current active trading market of the Company's stock. As of December 31, 1998, there were approximately 1,303 record holders of the Company's Common Stock.
The Company has not, since its inception, declared any dividends.

ITEM 6.   SELECTED FINANCIAL DATA.

                             Year Ended December 31

Statement of Loss   1998(1)   1997(1)  1996(1)  1995(1)  1994(1)
          Data:

Operating Revenues     $0       $0       $0    $62,506   $21,939

  Net expenses of
development stage      $0       $0       $0   $526,689  $411,521
  subsidiary

 Net profit (loss)($10,250)($83,124)   ($52) ($456,83  ($485,718)

  Loss per common    $0.00  ($0.01)    $0.00  ($0.03)   ($0.04)
  share

                             As of December 31,

Balance Sheet Data:  1998(1)   1997(1)  1996(1) 1995(1)  1994(1)

Working
 Capital  ($460,199)($449,949)($336,825)($3,076,655)($2,759,158)
 (Deficit)
Total Assets   $117,919 $105,727 $106,588 $242,514  $329,549

Total
  Liabilities  $578,118 $555,676 $473,413 $3,285,727  $3,066,409

Shareholders'
 Deficit  ($460,199)($449,949)($366,825)($3,043,213)($2,736,680)


(1) Years ended December 31, 1994 and December 31, 1995 include the accounts of Biosonics, Inc., of which IMRC through its wholy-owned subsidiary IMRCH owned in excess of 50% of Biosonics' common stock. Financial information for the year ended December 31, 1996, 1997 and 1998 do not include Biosonics, Inc. financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATION.

Liquidity and Capital Resources

During 1998, IMRCH recorded a gain of $80,000 on the transfer of 1,600,000 shares of it's Biosonics Common Stock to three consultants who provided services to IMRC and Biosonics. The value of this transfer was $40,000 to the Company and $40,000 to Biosonics.

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

The Company is a holding company. Aside from payment of salary to an officer of the Company and certain overhead expenses, substantially all of the consolidated results of operations in 1995 and 1994 relate to the operations of Biosonics. As previously noted, the Company's 1998, 1997 and 1996 financial statements do not include the accounts of Biosonics. As a holding company, the Company does not have any substantial assets other than it's investment in the common stock of Biosonics, Inc. with a market value of approximately $3.2 million at December 31, 1998.

In recent years, the Company has acted as the receiving and disbursement agent for all cash receipts and disbursements for Biosonics. The resulting receivable or payable, as the case may be, is reflected in the Company's balance sheets and cash flow statements as advance to or from affiliates. The Company expects to continue this arrangement through 1998.

Results of Operations

In 1998, IMRC had no operating activities except for certain services provided in connection with IMRCH's holdings of Biosonics' common stock.

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

Jack Paller, age 70, has been President, Treasurer and a director of IMRC since its inception in 1971. Currently, Mr. Paller also serves as President and a director of IMRC Holdings, Inc. and serves as President, Chief Executive Officer, and a director of Biosonics, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION.

                          Summary Compensation Table
                             Annual Compensation

Name & Principal Position Year  Salary $        Bonus $

Jack Paller               1998   42,000.00 (1)     -
Chairman, President and   1997   42,000.00 (1)     -
Chief Executive Officer   1996   42,000.00 (1)     -

     (1) Mr. Paller, the Company's sole director and executive officer, has deferred the receipt of all of his salary every year from the year ended December 31, 1990 through December 31, 1998, and Mr. Paller did not receive or defer any other benefits or compensation for serving as an executive officer of IMRC during those years. In his capacity as an executive officer of Biosonics, Mr. Paller deferred his salary from Biosonics for the years ended December 31, 1989 through 1998, including $103,000 of deferred salary per year for the years ended December 31, 1995, 1996 and 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table lists the number of shares of IMRC Common Stock beneficially owned by all persons known to IMRC to be beneficial owners of more than 5% of IMRC Common Stock and by the sole director and officer of IMRC and the percentage of all outstanding shares held by such person:

Name of Beneficial Owner    No. of Shares   Percentage

Jack Paller (1)             5,131,660       40.2%

 (1) Mr. Paller's address is 185 Commerce Drive, Fort Washington,
               Pennsylvania 19034

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS
          ON FORM 8-K.

A     FINANCIAL STATEMENTS & EXHIBITS

1     Financial Statements                                Page

      Auditors' Report                                     F-1

      Balance Sheets at December 31, 1997 and 1998         F-2

      Statements of Operations for Each of the Three
      Years in the Period Ended December 31, 1998          F-3

      Statements of Minority Interest and Changes in
      Shareholders' Equity (deficiency) for the Three      F-4
      Years in the Period ended December 31, 1998

      Statements of Cash Flows for each of the Three
      Years in the Period ended December 31, 1998          F-5

      Notes to Financial Statements                        F-6

2 All schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes therein

3     Exhibits

*3.1  Articles of Incorporation (Exhibit to Registrant's
      Registration Statement on Form 10 ["Form 10"])

*3.5 By-Laws of Registrant, as amended (Exhibit to Registrant's Form 10)

*10.1 Agreement between Registrant and Biosonics with respect to opportunities in the field of medical technology. (Exhibit to Biosonics, Inc. Registration Statement on Form S-1
      (File No. 2-27024) [the "Form S-1"]

*10.7 Securities Restriction Agreement dated September 30,
1987 between Registrant and Biosonics, Jack and Sarah
Paller, and Henry S. Brenman (Exhibit to 1987 Form 10-K)

27    Financial Data Schedule

B     REPORTS ON 8-K
      The registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998

*      Incorporated by reference.



                                SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  INTERNATIONAL MANAGEMENT &
                  RESEARCH CORPORATION


                  By:            /s/Jack Paller
                   Jack Paller, President

Date: April 14, 1999

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

Date: April 14, 1999













                 INTERNATIONAL MANAGEMENT & RESEARCH
                             CORPORATION

                               *  *  *

                     December 1998, 1997 and 1996





































             INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                CONTENTS

December 31, 1998 and 1997



                                                    Page Number

Auditors' Report                                         F-l
Consolidated Financial Statements:

  Balance Sheets at December 31, 1998 and 1997           F-2

  Statements of Operations for Each of the
  Three Years in the Period Ended December 31, 1998      F-3

  Statements of Changes in Shareholders'
    Deficiency  for Each of the Three
    Years in the period Ended December 31, 1998          F-4

  Statements of Cash Flows for Each of the Three
    Years in the Period Ended December 31, 1998          F-5

Notes to Consolidated Financial Statements      F-6 through F-11











                      INDEPENDENT AUDITORS' REPORT

Board of Directors
International Management & Research Corporation

     We have audited the accompanying consolidated balance sheets of International Management & Research Corporation as of December 31, 1998 and 1997,and the related consolidated statements of operations, changes in shareholders' deficiency, and cash flows for December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Management & Research Corporation as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                        /s/Morris J. Cohen & Co.,
P.C.

                                   MORRIS J. COHEN & CO., P.C.

Philadelphia, Pennsylvania

February 23, 1999
                                                            F-1







            INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and 1997

                                ASSETS

                                        1998           1997

Current assets
  Cash                                              $  5,837
  Notes receivable                   $  23,469        37,000
  Advances to affiliate                 32,000        62,450
  Other receivable                      62,450           440
                                      ________        _______
Total assets                          $117,919       $105,727

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
  Accrued payroll and rent, officer   $   422,528     $ 378,744
  Accounts payable and accrued expenses    60,326        60,326
Due to affiliate                           95,264       116,606

       Total current liabilities          578,118       555,676

Commitments and contingencies (Note 5)

Shareholders' deficiency
  Common stock, $.005 par value,
  50,000,000 shares authorized,
  12,760,140 shares issued and
  outstanding                               63,801       63,801
  Capital in excess of par value         1,072,812    1,072,812
Accumulated deficit                     (1,596,812)  (1,586,562)

                                          (460,199)    (449,949)
Total liabilities and
  shareholders' deficiency               $  117,919    $ 105,727

The accompanying notes are an integral part of these financial statements.
                                                           F-2






          INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
             Years Ended December 31, 1998, 1997 and 1996

                                 1998           1997        1996

General and administrative
expenses                      $ 91,780     $  84,654    $100,157

Other income
Gain on sale of securities      80,000                    85,000
 Interest income                 1,530         1,530      15,105

                                81,530         1,530     100,105

Net Loss                      $(10,250)    $(83,124)    $   (52)

Loss per common share
outstanding                     $(.00)        $(.01)     $(.00)






The accompanying notes are an integral part of these financial statements.


                                                             F-3







              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF
                  CHANGES IN SHAREHOLDERS' DEFICIENCY

                       Shareholders' Deficiency

                               Capital in
               Common Stock    Excess of   Accumulated
             Shares    Amount  Par Value    Deficit       Total

Balance at
December
31, 1995  12,760,140  $63,801 $7,676,063 $(10,783,077)(3,043,213)

Adjustment for
change in
reporting entity(1)           (6,603,251)   9,279,691  2,676,440

Net loss, year ended
December 31, 1996                               (52)       (52)

Balance at
December
31, 1996  12,760,140   63,801   1,072,812  (1,503,438) (366,825)

Net loss, year
ended December 31,
1997      __________  _______   ________      (83,124)  (83,124)

Balance at
December
31, 1997 12,760,140    63,801   1,072,812  (1,586,562) (449,949)

Net loss, year ended
December 31,
1998      _________   ______     ________     (10,250)  (10,250)

Balance at
December
31, 1998 12,760,140   63,801    1,072,812  (1,596,812) (460,199)

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



































                                                        F-4
           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             Years Ended December 31, 1998, 1997 and 1996

                                      1998       1997       1996
Cash flows from operating activities
Net loss                           $(10,250)   (83,124)     (52)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities
  Securities transferred on behalf
  of affiliate                      (40,000)
Changes in operating assets
  and liabilities
  Prepaid expenses and other
  current assets                        440       (440)    4,968
  Accrued payroll
  and rent, officer                  43,784      43,784   43,784
 Accounts payable and
  accrued expenses                    ______     ______    5,210

                                       4,224     43,344   53,962
  Net cash provided by (used in)
  operating activities                (6,026)   (39,780)  53,910

Cash flows from investing activities
  Decrease in notes receivable         5,000              60,085
  Advances from affiliate             18,658     38,479   40,248

Net cash provided by
  investing activities                23,658     38,479  100,333

Cash flows from financing activities
  Principal payments of note payable                    (231,100)

  Net cash used in financing activities                 (231,100)

  Increase (decrease) in cash         17,632    (1,301)  (76,757)

  Cash, beginning                      5,837     7,138    83,895
  Cash, ending                       $23,469    $5,837   $ 7,138

The accompanying notes are an integral part of these financial statements.
                                                          F-5





           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 1998, 1997 and 1996


1.  Nature of business and significant accounting policies

    Business

    International Management & Research Corporation (IMRC)(the
    Company) is a holding Company with investments in Biosonics, Inc., a development stage corporation involved in medical products development.

    Summary of significant accounting policies

    Consolidation policy

    At December 31, 1998 and 1997, IMRC, through its wholly-owned subsidiary - IMRC Holdings, Inc., (IMRCH), owned 108,538,930 and 110,138,930 shares, respectively, or 33.19% and 35.76%, respectively, of the common stock of Biosonics, Inc. Accordingly, for 1998 and 1997, the Company's investment is being accounted for using the equity method (cost of $-0-, market value of approximately $2.7 million and $6.6 million at December 31, 1998 and 1997, respectively).

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


   Cash transactions

    During 1998, 1997 and 1996 IMRC acted as the disbursing and receiving agent for all cash disbursements and receipts for
  Biosonics, Inc.

    Loss per share

    Loss per share was calculated based on the weighted average number of shares outstanding of 12,760,140 for each of the years in the three-year period ended December 31, 1998.





           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 1998, 1997 and 1996

1.  Nature of business and significant accounting policies
(Continued)

    Deferred income taxes

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax bases of the Company's assets and liabilities.

2.  Advances to affiliate and due to affiliate

    At December 31, 1998 and 1997, advances to affiliate and due to affiliate represent unsecured, non-interest bearing advances, to and from Biosonics, Inc.

3.  Shareholders' equity

    The Company is subject to a securities restriction agreement with the Pennsylvania Securities Commission which provides that it will not sell any of its shares of Biosonics, Inc.'s common stock for less than $.05 per share. This restriction also applies to certain controlling shareholders of Biosonics, Inc.

4.  Income taxes

    The Company and its wholly-owned subsidiary file a consolidated federal tax return. The Company has available at December 31, 1998, unused operating loss carryforwards which may provide future tax benefits expiring as follows:

     Year of Expiration                     Carryforwards

           2010                                36,000

           2011                                39,000

                                              $75,000

     The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1998 and 1997 are as follows:

                                           1998          1997

Net operating loss carryforwards         $25,000       $45,000

Less valuation allowance                  25,000        45,000

Net deferred tax asset                   $  -0-         $ -0-

































           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 1998, 1997 and 1996

4.  Income taxes (Continued)

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

5.  Commitments and contingencies

    Leases

    The Company leases its office from an officer of the Company under a month-to-month operating lease with lease payments aggregating $1,784 annually. Accrued but unpaid rents
    related to this lease of $30,528 and $28,744 at December 31, 1998 and 1997, respectively, are included in accrued expenses.

    Rent expense was $1,784, for each of the years ended December
    1998, 1997 and 1996.

    Legal matters

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


           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 1998, 1997 and 1996

5.  Commitments and contingencies (Continued)

    Other matters

   IMRC has an agreement with Biosonics, Inc. in which Biosonics has the right of first refusal on any proposal for acquisitions in the health care industry.

6.  Supplemental disclosure of cash flow information

                       1998        1997       1996
     Cash paid for
     Interest          -0-        1,314      61,869


    Supplemental schedule of noncash financing activities

    In 1998, the Company gave a total of 1,600,000 of its shares in Biosonics, Inc. to three entities who provided consulting services to the Company valued at $40,000 and to Biosonics, also valued at $40,000. The Company reduced its loan payable to Biosonics, Inc. by $40,000 for the value of shares issued on Biosonics, Inc.'s behalf.

    In 1996, the Company forgave notes and accrued interest receivable from Biosonics, Inc. totaling $379,968 in exchange for Biosonics, Inc. assuming certain liabilities of the Company.

7.  Interest expense

    Interest expense for the years ended December 1998, 1997, and 1996 was $-0-, $1,314, and $46,153, respectively.

8.  Transactions in stock of Biosonics, Inc.

    During 1998 IMRCH recorded a gain of $80,000 on the transfer of 1,600,000 shares of its Biosonics common stock to consultants who had provided services to IMRC valued at $40,000 and to Biosonics, also valued at $40,000.

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



          INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996


9.  Investment in Biosonics, Inc.

    Summarized financial information for this affiliate in 1998 and 1997 are as follows:

                                  1998                1997

Earnings data
  Net sales                       $                 $26,763
Gross profit (loss)                                   4,124
  Net loss                                         (866,454)


Balance sheet data
 Current assets                   $                $132,872
 Noncurrent assets                                   22,251
Current liabilities                               2,456,138
Shareholders' deficiency                         (2,301,015)




10.     Quarterly results (Unaudited)

                                                           Net
                                                           Income
                                Gross      Net             (Loss)
                                Profit    Income             Per
                    Sales       (Loss)    (Loss)           Share


1998 -1ST Quarter                         $(15,220)        $(.00)
     -2nd Quarter                           29,094           .00
     -3rd Quarter                           12,384)         (.00)
     -4th Quarter                          (11,740)         (.00)
     Total                               $(10,250)         (.00)

1997-1st Quarter                           (15,167)         (.00)
    -2nd Quarter                            (46,047)        (.01)
                                           (18,497)         (.00)
                                            (3,413)         (.00)

                     -0-       -0-         (83,124)         (.01)

1996                                       (17,998)         (.00)
                                            13,285)         (.00)
                                             44,231          .00
                                           (13,000)         (.00)

                        -0-       -0-          (52)        (0.00)

           INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1998, 1997 and 1996



10.  Quarterly results (Unaudited)(Continued)

     The following is a reconciliation of 1998 quarterly results
     (unaudited) as originally reported in the Company's 1998
 Form 10-Q filing, adjusted for consulting fees which were not previously reported in the 2nd quarter and for a clerical error made in the 3rd quarter.

                        ORIGINALLY
                          REPORTED     ADJUSTMENT   AS ADJUSTED
1998-2nd Quarter
 Net income                 69,094       (40,000)       29,094
 Net income per share         .005         (.003)         .002
          3rd Quarter Net income (loss)


 Net income (loss)          69,094       (81,478)      (12,384)
 per share

                              .005         (.006)        (.001)




