Form 10QSB
period 1999-03-31
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1999-06-04
CIK 740892

<Page 1>
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

State the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date:
as of September 30th 1999, there were outstanding 12,760,140 shares of the Issuer's Common Stock, $.005 par value.




<Page 1>



             INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                  INDEX

                                                 Page Number

PART I    FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements

Consolidated Balance Sheets:
March 31, 1999 and December 31, 1998               3

Consolidated Statements of Loss:
Three Months Ended March 31, 1999 and 1998         4

Consolidated Statements of Accumulated Deficit:
Three Months Ended March 31, 1998 and 1998         5

Consolidated Statements of Cash Flows:
Three Months Ended March 31, 1999 and 1998         6

Note to Consolidated Financial Statements          7

Item 2.Management's Discussion and Analysis
 of Financial Condition and Results of Operations  8

PART II OTHER INFORMATION

Item 1.Legal Proceedings                           8

Item 6.Exhibits and Reports on Form 8-K            8

Signatures


<Page 1>

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEETS


ASSETS

                                                   Unaudited  DECEMBER 31,
                                                   March 31,     1998
                                                     1999
Current assets

Cash                                                 $23,042      $23,469
Notes receivable                                      32,000       32,000
Advances to affiliate                                 62,450       62,450
Other receivables                                          0            0

Total assets                                        $117,492     $117,919



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Accrued payroll and rent, officer                   $433,475     $422,528
Accounts payable and accrued expenses                 60,326       60,326
Due to affiliate                                      97,607       95,264

Total current liabilities                            591,408      578,118


Shareholders' deficit

Common stock - $.005 par value, 50,000,000
shares authorized                                     63,801       63,801
12,760,140 shares issued and outstanding

Capital in excess of par value                     1,072,812    1,072,812

Accumulated deficit                               (1,610,529)  (1,596,812)

Total shareholders' deficit                         (473,916)    (460,199)

Total liabilities and shareholders' deficit         $117,492     $117,919

The accompanying note is an integral part of these financial statements


<Page 1>

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                         March 31,


                                                      1999        1998

General and administrative expenses                    $14,099      $15,602


Other income

Gain on sale of securities                                   0        -
Interest income                                            383          382

Total other income                                         383          382


Net gain (loss)                                      $(13,716)    $(15,220)

Loss per common share outstanding                      ($.001)      ($.001)


The accompanying note is an integral part of these financial statements.

<Page 1>

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
        STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                (UNAUDITED)



                                          THREE MONTHS ENDED
                                               March 31,

                                            1999               1998

BALANCE - BEGINNING OF THE PERIOD           $(1,596,812)       $(1,586,561)

NET LOSS                                        (13,717)           (15,220)

BALANCE - END OF THE PERIOD                 $(1,610,529)       $(1,601,781)


The accompanying note is an integral part of these financial statements.
























<Page 1>

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                          March 31,
                                                       1999        1998

Cash flows from operating activities

Net income (loss)                                     $(13,717)   $(15,220)

Adjustments to reconcile net loss to net cash used in operating activities

Change in operating assets and liabilities

Accounts receivable                                           0       (728)
Accrued payroll and rent, officer                        10,947      10,946

Total adjustments                                        10,947      10,218



Net cash provided by (used in) operating activities     (2,770)     (5,002)



Cash flows from investing activities

Advances from affiliates                                  2,343      18,787

Net cash provided by investing activities                 2,343      18,787

Net increase (decrease) in cash                           (427)      13,785

Cash beginning                                           23,469       5,837

Cash ending                                             $23,042     $19,622

The accompanying note is an integral part of these financial statements

<Page 1>

              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1999



Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

       *3.1 Articles of Incorporation (Exhibit to Registrant's Registration Statement on Form 10 ["Form 10"]).

       *3.5 By-laws of Registrant, as amended. (Exhibit to Registrant's Form
10)

       27.  Financial Data Schedule

(b)   Reports on Form 8-K:

       The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION



Date:    June 2,  1999        By:                  /s/Jack Paller
                                    Jack Paller, President, Chairman
                                    (Principal Executive Officer), Principal
                                  Financial Officer and Principal Accounting
                                    Officer and Sole Director