Form 10-Q
period 1999-06-30
INTERNATIONAL MANAGEMENT & RESEARCH CORP
filed 1999-09-29
CIK 740892

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

                 Commission File Number:  0-11586
          INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
(Exact name of small business issuer as specified in its charter)


     Pennsylvania                           25-0450710
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)


                         185 Commerce Drive
                  Fort Washington, Pennsylvania 19034
         (Address of principal executive offices) (Zip Code)

                           (215) 646-7100
           (Issuer's telephone number including area code)

         810 Lombard Street, Philadelphia Pennsylvania 19147
(former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
x  Yes   No
State the number of shares outstanding of each of the issuers shares of common stock, as of the latest practicable date: as of June 30th 1999, there were outstanding 12,760,140 shares of the Issuer's Common Stock, $.005 par value.

       INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION

                                INDEX


                                                        Page
                                                       Number


PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets:
           June 30, 1999 and December 31, 1998           3

           Consolidated Statements of Loss:
           Three and Six Months Ended June 30, 1999
           and 1998                                       4

          Consolidated Statements of Accumulated Deficit:
          Six Months Ended June 30, 1999 and 1998         5

          Consolidated Statements of Cash Flows:
          Six Months Ended June 30, 1999 and 1998         6

          Note to Consolidated Financial Statements       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             8


PART II   OTHER INFORMATION

Item 1.    Legal Proceedings                              8

Item 5.    Other Information                              8

Item 6.    Exhibits and Reports on Form 8-K               8

Signatures




              INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                     (A DEVELOPMENT STAGE ENTERPRISE)
                               BALANCE SHEETS

                                ASSETS



                                   Unaudited         DECEMBER 31,
                                   June 30, 1999       1998

Current assets

  Cash                             $    11,718       $   23,469
  Notes receivable                      32,000           32,000
  Advances to affiliate                 62,450           62,450
  Other receivables                                           0
            Total assets           $   106,168       $  117,919

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Accrued payroll and rent,
  officer                          $   444,420       $  422,528
  Accounts payable
       and accrued expenses             59,326           60,326
  Due to affiliate                      92,067           95,264
    Total current liabilities          595,813          578,118

Shareholders' deficit
  Common stock - $.005 par value,
   50,000,000 shares authorized
   12,760,140 shares issued
   and outstanding                      63,801            63,801
  Capital in excess of par value     1,072,812         1,072,812
  Accumulated deficit               (1,626,258)       (1,596,812)
  Total shareholders' deficit         (489,645)         (460,199)
  Total liabilities and shareholders'
     deficit                         $ 106,168       $   117,919


The accompanying note is an integral part of these financial statements



          INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                  (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF LOSS
                           (UNAUDITED)

                            SIX MONTHS ENDED   THREE MONTHS ENDED
                                June 30,             June 30,


                               1999     1998      1999      1998

General and administrative
  expenses                  $30,213  $26,890   $16,113   $11,288

Other income
  Gain on sale
          of securities           0   80,000         0    80,000
  Interest income               765      765       382       382
      Total other income        765   80,765       382    80,382

Net loss (gain)             $29,447 $(53,875)  $15,731  $(69,094)

Loss per common
  share outstanding         ($.002)    $.004   ($.001)     $.005

The accompanying note is an integral part of these financial statements.



















             INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
 STATEMENTS OF DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                           (UNAUDITED)


                                   SIX MONTHS ENDED
                                        June 30,
                                 1999             1998

BALANCE - BEGINNING OF
   THE PERIOD               $(1,596,812)      $(1,586,561)

    NET LOSS                    (29,447)           53,875

BALANCE - END OF THE PERIOD $(1,626,289)      $(1,532,686)

The accompanying note is an integral part of these financial statements.



























            INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
                    (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                    SIX MONTHS ENDED
                                         June 30
                                    1999            1998
Cash flows from operating activities

     Net income (loss)          $(29,447)          $53,875


Adjustments to reconcile net
   loss to net cash used in
   operating activities

Change in operating assets and liabilities

Accounts receivable                    0            4,260
Accounts payable and accrued
  expenses                        (1,000)               0
Accrued payroll and rent,
  officer                         21,892           21,892
Total adjustments                 20,892           26,152

Net cash provided by (used in)
  operating activities            (8,555)          80,027


Cash flows from investing activities
  Advances from affiliates        (3,196)         (84,265)

Net cash provided by investing
  activities                      (3,196)         (84,265)

Net increase (decrease) in cash   (11,751)        ( 4,238)

Cash beginning                     23,469           5,837
Cash ending                      $ 11,718         $ 1,599

The accompanying note is an integral part of these financial statements



        INTERNATIONAL MANAGEMENT & RESEARCH CORPORATION
           NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 1999

Note 1 - The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for the year ended December 31, 1998. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1998.



























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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 5.     Other Information.

On July 6, 1999 the Company announced the passing of Jack Paller, the Company's Chief Executive Officer and Director. Mr. Paller appointed Rober Paller to the Board of Directors prior to his passing. On July 22, 1999, Robert Paller appointed Sandra Pileggi, Vice President of the Company, to the board of directors. Mr. Robert Paller has subsequently resigned his position on the board. Accordingly, Sandra Pileggi is the sole director of the company.

The Company plans to seek an individual to become President and will also be attempting to obtain additional board members.

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


                                 INTERNATIONAL MANAGEMENT &
                                 RESEARCH CORPORATION




Date: August 16, 1999            By: /s/Sandra Pileggi
                                 Vice President and Sole Director